Form 10-Q
period 2022-03-31
Xeris Biopharma Holdings, Inc.
filed 2022-05-11
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of April 30, 2022, 135,530,756 shares, par value $0.0001 per share, of common stock were outstanding.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	Our business may be adversely affected by the ongoing coronavirus pandemic.
■	As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next few years and may not be able to achieve or sustain revenues or profitability in the future.
■	Although we generate revenue from Gvoke, Keveyis, Recorlev and Ogluo, we have not yet generated revenue from any of our current or future product candidates, and may never be profitable.
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

■
If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenue and our business, results of operations, and financial condition will be materially adversely affected.

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

Index to Quarterly Report on Form 10-Q
Three Months Ended March 31, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$103,771	$67,271
Short-term investments	28,377	35,162
Trade accounts receivable, net	23,383	17,456
Inventory	16,872	18,118
Prepaid expenses and other current assets	5,147	4,589
Total current assets	177,550	142,596
Property and equipment, net	6,291	6,627
Goodwill	22,859	22,859
Intangible assets, net	128,739	131,450
Other assets	2,184	829
Total assets	$337,623	$304,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,091	$8,924
Other accrued liabilities	34,358	49,088
Accrued trade discounts and rebates	14,993	15,041
Accrued returns reserve	5,431	4,000
Other current liabilities	619	1,987
Total current liabilities	66,492	79,040
Long-term debt, net of unamortized debt issuance costs	137,639	88,067
Contingent value rights	25,347	22,531
Supply agreement liability, less current portion	—	5,991
Deferred rent	6,942	6,883
Deferred tax liabilities	4,534	4,942
Other liabilities	214	1,676
Total liabilities	241,168	209,130

Commitments and contingencies (Note 15)

Stockholders’equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 135,528,195 and 124,873,316 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14	13
Additional paid in capital	590,331	555,359
Accumulated deficit	(493,824)	(460,110)
Accumulated other comprehensive loss	(66)	(31)
Total stockholders’ equity	96,455	95,231
Total liabilities and stockholders’ equity	$337,623	$304,361
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$21,910	$8,051
Royalty, contract and other revenue	163	144
Total revenue	22,073	8,195
Costs and expenses:
Cost of goods sold, excluding amortization of intangible assets	6,273	1,826
Research and development	6,250	4,032
Selling, general and administrative	35,913	19,077
Amortization of intangible assets	2,711	—
Total costs and expenses	51,147	24,935
Loss from operations	(29,074)	(16,740)
Other income (expense):
Interest and other income	68	100
Interest expense	(3,521)	(1,791)
Change in fair value of warrants	1,221	20
Change in fair value of contingent value rights	(2,816)	—
Total other expense	(5,048)	(1,671)
Net loss before benefit from income taxes	(34,122)	(18,411)
Benefit from income taxes	408	—
Net loss	$(33,714)	$(18,411)

Other comprehensive loss, net of tax:
Unrealized (losses) on investments	(35)	(17)
Foreign currency translation adjustments	—	1
Comprehensive loss	$(33,749)	$(18,427)

Net loss per common share - basic and diluted	$(0.25)	$(0.30)

Weighted average common shares outstanding - basic and diluted	135,032,782	61,245,220

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(18,411)	(18,411)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Exercise of stock options	20,213	—	32	—	—	32
Vesting of restricted stock units and related repurchases	148,643	—	(365)	—	—	(365)
Stock-based compensation	—	—	2,461	—	—	2,461
Other comprehensive loss	—	—	—	(16)	—	(16)
Balance, March 31, 2021	66,333,456	$7	$400,186	$(10)	$(355,796)	$44,387

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement		—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units and related repurchases	404,743	—	(416)	—	—	(416)
Stock-based compensation			3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,714)	$(18,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	337
Amortization of intangible assets	2,711	—
Amortization of investments	50	154
Amortization of debt issuance costs	219	251
Stock-based compensation	3,301	2,461
Loss on extinguishment of debt	1,323	—
Change in fair value of warrants	(1,221)	(20)
Change in fair value of contingent value rights	2,816	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,927)	(2,063)
Prepaid expenses and other current assets	(58)	(15)
Inventory	(157)	(3,482)
Accounts payable	2,168	1,651
Other accrued liabilities	(13,658)	(2,790)
Accrued trade discounts and rebates	(48)	(265)
Accrued returns reserve	1,431	(270)
Deferred rent	59	—
Other	(8,025)	(1,494)
Net cash used in operating activities	(48,409)	(23,956)
Cash flows from investing activities:
Capital expenditures	16	(429)
Purchases of investments	—	(7,920)
Sales and maturities of investments	6,700	34,650
Net cash provided by investing activities	6,716	26,301
Cash flows from financing activities:
Proceeds from equity offerings	30,000	27,000
Proceeds from issuance of debt	97,295	—
Repayment of debt	(43,496)	—
Payments of debt issuance costs	(4,360)	—
Payments for loss on extinguishment of debt	(837)	—
Proceeds from exercise of stock awards	8	26
Repurchase of common stock withheld for taxes	(416)	(365)
Net cash provided by financing activities	78,194	26,661
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Increase in cash and cash equivalents	36,500	29,006
Cash and cash equivalents, beginning of period	67,271	37,598
Cash and cash equivalents, end of period	$103,771	$66,604
Supplemental schedule of cash flow information:
Cash paid for interest	$3,769	$2,238
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants related to loan agreement	$2,080	$—
Accrued equity offering costs	$—	$56

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On October 5, 2021, Xeris Pharmaceuticals, Inc. ("Xeris Pharma") acquired Strongbridge Biopharma plc (“Strongbridge”), a biopharmaceutical company commercializing therapies for rare diseases with significant unmet needs. Immediately following the acquisition and related transactions, both Xeris Pharma and Strongbridge became wholly owned subsidiaries of Xeris Biopharma. The common stock of Xeris Pharma and the ordinary shares of Strongbridge were de-registered after completion of the Transactions (as defined below in Note 3). On October 6, 2021, Xeris Biopharma’s common stock, par value $0.0001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XERS”. See “Note 3 – Business combination” for a more detailed description of the Transactions.
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
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $493.8 million as of March 31, 2022. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financials. Based on the Company’s current operating plans, existing working capital at March 31, 2022 and capital raised in the first quarter, the Company believes the cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements. If needed, the Company may elect to finance the operations through equity or debt financing along with revenues.
There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from the COVID-19 pandemic, and geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, the tightening of lending standards or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on the operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue the business strategies. If additional funding is not secured when required, the Company may need to delay or curtail the operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basis of consolidation
These condensed consolidated financial statements include the financial statements of Xeris Biopharma Holdings, Inc. and subsidiaries. All intercompany transactions have been eliminated.
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
The Company sells product primarily to wholesalers or a specialty pharmacy who subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Gvoke, Keveyis and Recorlev in the United States only and Ogluo (European brand name of Gvoke) in the United Kingdom.
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
Refer to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's accounting policies.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This standard addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This standard is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard in first quarter 2022 and it did not have a material impact on the financial statements.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. This standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The FASB has extended the effective date of this standard for certain companies. As amended in ASU 2020-05, this standard will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and related disclosures; however, since the Company is a lessee to certain leases for property whose terms exceed twelve months, it expects, once adopted, to report assets and liabilities related to these leases on the balance sheet.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Transaction costs
In connection with the Transactions, the Company incurred significant expenses in the 2021, such as transaction costs (e.g., bankers' fees, legal fees, consultant fees, etc.). The transaction costs totaled $8.6 million and were recorded in the selling, general and administrative expenses in third quarter 2021 through first quarter 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental pro forma information
The following unaudited supplemental pro forma financial information assumes the companies were combined as of January 1, 2021. The pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if Strongbridge had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$22,073	$16,577
Net loss	$(33,714)	$(28,737)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Xeris to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2021.
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
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of March 31, 2022, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of March 31, 2022 had an average remaining maturity of 0.4 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. Refer to "Note 12 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table represents the Company’s available-for-sale investments by major security type as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$17,684	$—	$(32)	$17,652
Corporate securities	9,409	—	—	9,409
Foreign government securities	1,326	—	(10)	1,316
Total available-for-sale investments	$28,419	$—	$(42)	$28,377

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$21,773	$—	$—	$21,773
Corporate securities	12,072	2	(7)	12,067
Foreign government securities	1,324	—	(2)	1,322
Total available-for-sale investments	$35,169	$2	$(9)	$35,162
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During three months ended March 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.
Note 5. Inventory
The components of inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$5,018	$5,181
Work in process	7,068	7,442
Finished goods	4,786	5,495
Inventory	$16,872	$18,118
Inventory reserves were $0.8 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Lab equipment	$3,759	$3,739
Furniture and fixtures	1,355	1,355
Computer equipment	314	307
Office equipment	8	28
Software	307	307
Leasehold improvements	5,004	5,026
Total property and equipment	10,747	10,762
Less: accumulated depreciation and amortization	(4,456)	(4,135)
Property and equipment, net	$6,291	$6,627
Depreciation and amortization expense relating to property and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Intangible assets
Identified intangible assets consisted of the following (in thousands):

		March 31, 2022
	Life (Years)	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(1,100)	$9,900
Definite-lived intangible asset - Recorlev	14	121,000	(2,161)	118,839
Total intangible assets		$132,000	$(3,261)	$128,739
Keveyis is the developed product rights obtained from Strongbridge's acquisition of U.S. marketing rights to Keveyis (dichlorphenamide) from Taro Pharmaceuticals U.S.A., Inc. ("Taro").
The IPR&D product Recorlev acquired from the Acquisition was approved by the FDA on December 30, 2021. The IPR&D asset was reclassified as a definite-lived intangible asset in 2021 and began being amortized on a straight-line basis over an estimated useful life of 14 years assigned based on the economic life and remaining patent life.
As of March 31, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2022 remaining	$8,132
2023	10,843
2024	10,843
2025	10,843
2026	10,293
Thereafter	77,785
Total	$128,739

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee costs	$9,558	$19,638
Supply agreement - current portion	6,276	6,009
Accrued supply chain costs	1,360	595
Accrued marketing and selling costs	2,262	3,237
Accrued research and development costs	1,572	1,998
Accrued restructuring charges	6,941	6,715
Accrued interest expense	1,165	1,413
Accrued Strongbridge transaction costs	112	1,839
Accrued Debt	341	—
Accrued other costs	4,771	7,644
Other accrued liabilities	$34,358	$49,088
Note 9. Restructuring costs
After the completion of the Acquisition on October 5, 2021, the Company undertook a strategic restructuring to streamline the organization and realize operating expense synergies. The costs associated with the restructuring include employee termination costs. The Company expects to incur total restructuring cost of approximately $11.1 million related to this plan. Costs of $1.4 million were incurred in the three months ended March 31, 2022, the majority of which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company anticipates the restructuring related to the Strongbridge acquisition to be substantially complete by the fourth quarter of 2023. The restructuring reserve is included in other accrued liabilities in the condensed consolidated balance sheet.
The following table summarizes the initial restructuring reserve in connection with the Strongbridge acquisition and the payments made during the three months ended March 31, 2022 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2021	$6,713
Restructuring costs	1,413
Payments	(1,185)
Balance accrued at March 31, 2022	$6,941
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
The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the “Base Indenture”), between Xeris Pharma and U.S. Bank National Association, as trustee, as supplemented by the first supplemental indenture thereto dated June 30, 2020, between U.S. Bank National Association, as trustee, and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), among the Company, Xeris Pharma and U.S. Bank National Association, as trustee. The Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Prior Loan Facility
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
On June 30, 2020, Xeris Pharma entered into that certain Second Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the "Second Amendment") to amend the Loan Agreement to provide for the Lenders’ consent to and allow for Xeris Pharma's underwritten public offering of Xeris Pharma's 5.00% Convertible Senior Notes due 2025 and permit the Company to prepay the PPP Loan in full. The Second Amendment also provided for the extension of the interest-only payment period, certain revenue milestones and extensions of the maturity date.
Pursuant to the Second Amendment, Xeris Pharma prepaid a portion of the Term A Loan equal to the sum of (i) $20.0 million, plus all accrued and unpaid interest as of the date of the Second Amendment, (ii) the applicable final payment fee of $0.6 million, (iii) the applicable prepayment fee of $0.3 million and (iv) all outstanding Lenders’ expenses as of the date of the Second Amendment.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On May 3, 2021, Xeris Pharma entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement with the Lenders (the “Fifth Amendment”) to amend the Loan Agreement to provide for revenue milestone triggering interest-only payment periods. The Company achieved all revenue milestones and therefore classified the amounts due under the Amended Loan Agreement as non-current on the balance sheet as of March 31, 2022.
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
All of the loans incur interest at a floating per annum rate in an amount equal to the sum of 6.25% plus the greater of (a) 2.43% and (b) the thirty-day U.S. Dollar LIBOR rate (or, the LIBOR replacement rate as applicable). For the period from the funding date of the Term A Loan through and including March 31, 2022, the interest rate was 8.68%. The Company has incurred total debt issuance costs of $2.0 million related to the Original Loan Agreement and the Amended Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Hayfin Loan Agreement
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “New Lenders”) and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the New Lenders to extend $100.0 million in term loans (the “Initial Loan”) to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the “Delayed Draw Term Loan” and, together with the Initial Loan, the “Loans”) in no more than three drawings of no less than $10.0 million per drawing, subject to the Company being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
All of the Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). The Company has incurred total debt issuance costs of approximately $3.5 million related to the Hayfin Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate, including the amortization of debt discount and debt issuance costs, amounts to 12.1%, maturing March 2027.
The Loans will mature on March 8, 2027; provided, however, that the Loans will mature on January 15, 2025 if the Convertible Notes are still outstanding as of such date and either (i) the maturity date thereof has not been extended to a date on or after September 4, 2027 or (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.0 million of cash on hand, is sufficient to redeem and discharge the Convertible Notes in full.
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
The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. Associated with the Hayfin Loan Agreement, the New Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. Please refer to "Note 11 - Warrants" for further details.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of debt are as follows (in thousands):

	March 31, 2022	December 31, 2021

Convertible Notes	$47,175	$47,175
Loan facility	95,820	43,500
Less: unamortized debt issuance costs	(5,356)	(2,608)
Long-term debt, net of unamortized debt issuance costs	$137,639	$88,067
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2022	$—
2023	—
2024	—
2025	47,175
2026	—
Thereafter	100,000
$147,175
For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $3.5 million and $1.8 million, respectively, of which $0.2 million and $0.3 million, respectively, related to the amortization of debt issuance costs. Included in the interest expense for the three months ended March 31, 2022 was also a $1.3 million loss on extinguishment of debt related to the Senior Secured Loan Facility with SVB which ceased in March 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 11. Warrants
Associated with the Armistice securities purchase agreement disclosed in "Note 13 - Stockholders' equity", the Company also issued warrants (the "Armistice Warrants") to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares and the Company's common stock issuable upon exercise of the warrants (the “Warrant Shares”) have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
Associated with the Hayfin Loan Agreement disclosed in "Note 10 - Long-term Debt", the New Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until the seventh (7th) anniversary of the closing date; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
As of March 31, 2022, the following warrants were outstanding:

Warrants classified as liabilities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date

Assumed Strongbridge private placement warrants	4,446,425	$3.005	June 2022
2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	4,540,437
Warrants classified as equities:

Warrants in connection with CRG loan agreement	309,122	$9.410	July 2024
Warrants in connection with CRG loan amendment in January 2018	978,628	$12.760	January 2025
Warrants in connection with Avenue Capital loan agreement	209,633	$2.390	May 2025
Warrants in connection with Avenue Capital loan agreement	209,633	$2.390	December 2025
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Armistice securities purchase agreement	5,119,454	$3.223	February 2027
Warrants in connection with Hayfin loan agreement	1,315,789	$2.280	March 2029
	8,268,258
The Company recognized gains of $1.2 million, $12,000 and $8,000 upon the change in fair value of the warrants during the three months ended March 31, 2022 related to the assumed Strongbridge private placement warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $11,000 and $9,000 upon the change in fair value of the warrants during the three months ended March 31, 2021 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021 (in thousands):

	Total as of March 31, 2022	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$103,771	$103,771	$—	$—

Investments:
Corporate securities	9,377	—	9,377	—
Commercial paper	17,684	—	17,684	—
Foreign government	1,316	—	1,316	—
Total investments	$28,377	$—	$28,377	$—

Liabilities
Contingent value rights	$25,347	$—	$—	$25,347

Warrant liabilities	$548	$—	$—	$548

	Total as of December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,271	$67,271	$—	$—

Investments:
U.S. government securities	—	—	—	—
Corporate securities	12,067	—	12,067	—
Commercial paper	21,773	—	21,773	—
Foreign government	1,322	$—	$1,322	$—
Total investments	$35,162	$—	$35,162	$—

Liabilities
Contingent value rights	$22,531	$—	$—	$22,531
Warrant liabilities	$1,769	$—	$—	$1,769

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2022, the CVRs were revalued at $25.3 million using the same methods described above. During the first quarter of 2022, a loss of $2.8 million was recognized in the condensed consolidated statements of operations from changes in the fair values of the CVRs. See "Note 15 – Commitments and contingencies" for a discussion of the CVRs.
Warrant liability
The fair value of the Company’s warrant liabilities is based on a Black-Scholes valuation which considers the expected term of the warrants as well as the risk-free interest rate and expected volatility of the Company's common stock. The uncertainty of the fair value measurement due to the use of unobservable inputs and interrelationships between these unobservable inputs could resulted in higher or lower fair value measurement.
The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2021	$1,769
Change in fair value of warrants	(1,221)
Balance at March 31, 2022	$548

There were no transfers between any of the levels of the fair value hierarchy during the three months ended March 31, 2022.
Note 13. Stockholders' equity
The Company’s 375.0 million authorized shares of stock are divided into 350.0 million shares of common stock, par value $0.0001 per share, and 25.0 million shares of undesignated preferred stock, par value $0.0001 per share. At March 31, 2022 none of the 25.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.
The Company has not paid any cash dividends on the common stock during the periods presented.
As of October 5, 2021, when the Company completed the acquisition of Strongbridge, Xeris Pharma sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the shelf registration statement on Form S-3, which was filed on August 6, 2019 and declared effective by the SEC on August 21, 2019, for gross proceeds of $1.8 million. The shelf ceased to be available to the Company upon the consummation of the Transactions. The Company filed a shelf registration statement on Form S-3 with the SEC on January 28, 2022, which was declared effective on February 27, 2022 and which covers the offering, issuance and sale by the Company of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On January 3, 2022, the Company entered into a securities purchase agreement in connection with a private placement with an affiliate of Armistice Capital, LLC (“Armistice”) for aggregate gross proceeds of approximately $30.0 million. In accordance with the purchase agreement, the Company issued to Armistice an aggregate of (i) 10,238,908 shares of the Company’s common stock, par value $0.0001 per share at a purchase price of $2.93 per share, and (ii) warrants to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares and the Company's common stock issuable upon exercise of the warrants (the “Warrant Shares”) have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. The Company then pays the minimum statutory withholding taxes in cash. During the three months ended March 31, 2022, 602,000 RSUs vested for which 197,257 shares were withheld to cover the minimum statutory withholding taxes of $0.4 million. During the three months ended March 31, 2021, 220,425 RSUs vested for which 71,782 shares were withheld to cover the minimum statutory withholding taxes of $0.4 million.
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
The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 4,994,933 shares and 2,384,448 shares, respectively. As of March 31, 2022, there were 3,308,937 shares of common stock available for future issuance under the 2018 Plan.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the ESPP increased by 386,000 shares and 386,000 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of March 31, 2022, there were 863,727 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercial launch of Gvoke and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of March 31, 2022, there were 221,674 shares of common stock available for future issuance under the Inducement Plan.
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
On the acquisition closing date, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the “Assumed Plans”). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of March 31, 2022, there were 3.2 million shares reserved for future grants under the Assumed Plans.
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
There was no stock options granted during the first quarter of 2022.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the three months ended March 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2021	11,362,336	$5.86	5.62
Granted	—	—
Exercised	(11,228)	0.69
Forfeited	(17,084)	6.01
Expired	(877,423)	8.01
Outstanding - March 31, 2022	10,456,601	$5.69	5.18
Exercisable - March 31, 2022	9,113,304	$5.74	4.80
Vested and expected to vest at March 31, 2022	10,456,601	$5.69	5.18
As of March 31, 2022, the aggregate intrinsic value of awards vested and expected to vest was $1.2 million.
At March 31, 2022, there was a total of $4.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.7 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
A summary of outstanding RSU awards and the activity for the three months ended March 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2021	2,005,041	$5.15
Granted	3,977,850	2.81
Vested	(602,000)	5.85
Forfeited	(78,374)	2.81
Unvested balance - March 31, 2022	5,302,517	$3.35
As of March 31, 2022, there was $16.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options and RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of goods sold	$—	$16
Research and development	547	347
Selling, general and administrative	2,754	2,098
Total stock-based compensation expense	$3,301	$2,461
Note 15. Commitments and contingencies
Commitments
Commitments to Taro Pharmaceuticals U.S.A., Inc. ("Taro")
Upon the completion of Strongbridge acquisition, the Company also acquired the supply agreement Strongbridge had with Taro to produce Keveyis. Strongbridge was obligated to purchase annual minimum amounts of product totaling approximately $29.1 million over a six-year period from Taro. As of March 31, 2022, the remaining obligation under the Supply Agreement was $8.0 million. The agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, the Company has the right to manufacture the product on its own or has the product manufactured by a third party on its behalf. The Company is also required to reimburse Taro for royalty obligation resulting from its sale of Keveyis to the Company.
Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2033. The non-cancellable lease agreements provide for monthly lease payments which increase during the term of each lease agreement.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Future minimum lease payments under operating leases at March 31, 2022 are as follows (in thousands):

2022	$1,490
2023	2,031
2024	1,981
2025	1,931
2026	1,982
Thereafter	11,741
Total minimum lease payments	$21,156
Total rent expense under these operating leases was approximately $0.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company had unused letters of credit of $1.7 million which were issued primarily to secure leases.
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2022, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event the Convertible Notes are still outstanding as of January 15, 2025 and the maturity date thereof has not been extended to a date on or after September 4, 2027, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.0 million of cash on hand, is sufficient to redeem and discharge the Convertible Notes in full, then the loans outstanding under the Hayfin Loan Agreement will mature on January 15, 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 16. Net loss per common share
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of March 31,
	2022	2021
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	10,456,601	5,299,521
Restricted stock units	5,302,517	1,884,095
Warrants	12,808,695	94,012
Total anti-dilutive securities excluded from EPS computation[1]	43,984,480	22,694,295
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 11, 2022 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, the effect of uncertainties related to the current coronavirus pandemic, or any other health epidemic, on U.S. and global markets, our business, financial condition, operations, third-party suppliers or the global economy as a whole, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge Biopharma plc, an Irish public limited company ("Strongbridge") (discussed below) on October 5, 2021 and to Xeris Biopharma Holdings, Inc. when referring to periods on or subsequent to October 5, 2021. Also, throughout this document, unless otherwise noted, references to Gvoke® include Gvoke PFS, Gvoke HypoPen®, Gvoke Kit and Ogluo® (glucagon).
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

■
Create momentum through commercial execution leading to profitability. We have three innovative commercial assets: Gvoke, Keveyis and Recorlev. Gvoke and Keveyis are growing in large untapped addressable markets. We are executing the launch of Recorlev, leveraging our experienced, endocrinology-focused commercial infrastructure, in a large and unsatisfied Cushing Syndrome marketplace. Through the momentum created by the execution of our three commercial products, we believe we will have a path to profitability.

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

■
Collaborate with pharmaceutical and biotechnology companies to apply our technology platforms to enhance the formulations of their proprietary products and candidates. We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect technology platforms to broaden our revenue stream and enhance the formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics. We currently are collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. Our strategic goal is to ultimately enter into commercial licensing agreements with these partners upon successful completion of formulation development.

We believe these four pillars of our strategy can bring new products to market and transform the lives of patients with life-threatening diseases and ultimately drive value for Xeris’ shareholders. Pursuing these strategies provides Xeris with a range of value driving opportunities that are incremental to the value already realized by the Xeris enterprise.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020, March 2021 offerings), $30.0 million from a private placement of our common stock in January 2022, $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering, $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement"), of which $20.0 million was repaid in June 2020 and $43.5 million was repaid in March 2022 and $100.0 million from the Hayfin Loan Agreement in March 2022.
For the three months ended March 31, 2022 and 2021, we reported net losses of $33.7 million and $18.4 million, respectively. We have not been profitable since inception, and, as of March 31, 2022, our accumulated deficit was $493.8 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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

■
We are developing ready-to-use glucagon for exercise-Induced hypoglycemia(EIH) in diabetes. Based on FDA interactions and expectations for a registrational program to support a mini-dose indication for Glucagon RTU in EIH, we submitted an IND in February 2022. We received FDA clearance in March 2022 and are actively planning to initiate a new phase 2 clinical program by the end of 2022 to further address the management of EIH in people with diabetes who use insulin.

■
We are currently in Phase 1 development with product candidate XP-8121, an early-stage program designed to address maintenance therapy in patients with congenital or acquired hypothyroidism who require thyroid hormone replacement.

■
Xeris Pharma has developed a novel, investigational fixed-ratio co-formulation of pramlintide and regular human insulin (XP-3924) to improve glycemic control in adult and pediatric patients with diabetes mellitus (T1D and T2D). Xeris’ proprietary formulation technology (XeriSol™) enables the 2 peptides (pramlintide and insulin), which require different aqueous pH environments for optimal stability, to be co-formulated in a stable ready-to-use solution. The current formulation patent exists through at least Q4 2032, expected to extend to 2036 with successful prosecution of the currently pending continuation application, and through 2041-2042 with the ongoing formulation development work. We are currently seeking partners to license the development and commercialization rights to XP-3924 in the US.

■
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
To date, we and our suppliers and third-party manufacturing partners have been able to continue to supply our products and product candidates to our patients and clinical trials respectively, and currently do not anticipate any interruptions in supply. However, while our third-party contract manufacturing partners continue to operate at or near normal levels, with enhanced safety measures intended to prevent the spread of the virus, we are seeing increasingly long lead times. While we currently do not anticipate any interruptions in our manufacturing process that would impact supply of our products and product candidates, it is possible that the COVID-19 pandemic, response efforts related to COVID-19 and its repercussions such as supply chain delays, may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to supply and/or manufacture our products and product candidates.
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
We have incurred operating losses since inception, and we have an accumulated deficit of $493.8 million at March 31, 2022. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke, Keveyis, and Recorlev will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic, the emergence of variants and acceptance of vaccines, and ultimately the length of the pandemic. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million and a registered direct offering in March 2021 under which we raised gross proceeds of $27.0 million. On January 3, 2022, we entered into a securities purchase agreement in connection with a private placement for aggregate gross proceeds of approximately $30.0 million. In March 2022, we entered into a Credit Agreement and Guaranty which provided for the lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date. Given the impact of COVID-19 on the U.S. and global financial markets, we may be unable to access further equity or debt financing if and when needed.
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
Components of our Results of Operations
The following discussion sets forth certain components of our statement of operations of Xeris for three months ended March 31, 2022 and 2021 as well as factors that impact those items.
Product revenue, net
Product revenue, net, represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgments and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known.
Cost of goods sold
Cost of goods sold primarily includes product costs, which include all costs directly related to the purchase of raw materials, charges from our contract manufacturing organizations, and manufacturing overhead costs, as well as shipping and distribution charges. Cost of goods sold also includes losses from excess, slow-moving or obsolete inventory and inventory purchase commitments, if any. Manufacturing costs for Gvoke and Recorlev incurred prior to approval and initial commercialization were expensed as research and development expenses.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist principally of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in research and development expenses. We expect to continue to incur significant marketing and selling expenses in the near term related to the commercialization of Gvoke, Keveyis and Recorlev in the United States.
As a public reporting company, we have incurred greater expenses, including increased payroll, legal and compliance, accounting, insurance and investor relations costs. We expect some of these costs to continue to increase in conjunction with our anticipated growth and complexity as a public reporting company.
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, Amended Loan Agreement and Hayfin Loan Agreement, interest income earned on deposits and investments, and the change in fair value of our warrants.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Product revenue, net	$21,910	$8,051	$13,859
Royalty, contract and other revenue	163	144	19
Total revenue	22,073	8,195	13,878

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	6,273	1,826	4,447
Research and development	6,250	4,032	2,218
Selling, general and administrative	35,913	19,077	16,836
Amortization of intangible assets	2,711	—	2,711
Total cost and expenses	51,147	24,935	26,212
Loss from operations	(29,074)	(16,740)	(12,334)
Other income (expense):
Interest and other income	68	100	(32)
Interest expense	(3,521)	(1,791)	(1,730)
Change in fair value of warrants	1,221	20	1,201
Change in fair value of contingent considerations	(2,816)	—	(2,816)
Total other expense	(5,048)	(1,671)	(3,377)
Net loss before benefit from income taxes	(34,122)	(18,411)	(15,711)
Benefit from income taxes	408	—	408
Net loss	$(33,714)	$(18,411)	$(15,303)
Product revenue, net
Product revenue, net were $21.9 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. The $13.9 million increase was the result of higher sales of Gvoke and sales attributable to the products, Keveyis and Recorlev, that we acquired in fourth quarter 2021.
Cost of goods sold
Cost of goods sold were $6.3 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. An increase in sales and product mix comprised $3.1 million and $0.8 million of the change.
Research and development expenses
Research and development expenses increased $2.2 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase was primarily driven by higher pharmaceutical process development and clinical service costs across multiple programs of $2.0 million.
Selling, general and administrative expenses
Selling, general and administrative costs increased $16.8 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. We incurred $11.5 million of increased commercial-related costs, including an increase to our sales force and increased commercial support for Gvoke, Keveyis and the launch of Recorlev. In addition, $2.3 million of the increase related to the acquisition of Strongbridge, primarily restructuring and related employee costs. The remaining change was due to an increase in general expenses given the growth of the Company.
Amortization of intangible assets
For the three months ended March 31, 2022, amortization of intangible assets was $2.7 million from Keveyis and the IPR&D product Recorlev acquired from the Acquisition and subsequently approved by the FDA on December 30, 2021.
Other income (expense)
For the three months ended March 31, 2022, interest expense increased $1.7 million in comparison to the three months ended March 31, 2021. The higher interest expense in 2022 was primarily due to a loss on extinguishment of debt of $1.3 million.
Liquidity and Capital Resources
Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of products, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Amended Loan Agreement that provided for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. Additional tranches of $15.0 million (the "Term B Loan") and $10.0 million (the “Term C Loan”) were contingent on achievement of certain revenue targets which were not achieved. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the shelf. As of October 5, 2021, the acquisition closing date, we have sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the shelf for gross proceeds of $1.8 million. The shelf ceased to be available upon the consummation of the Transactions. In January 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on February 7, 2022, and which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units.
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of March 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the Private Placement with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022.
In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “New Lenders”) and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the New Lenders to extend $100.0 million in term loans (the “Initial Loan”) to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the “Delayed Draw Term Loans” and, together with the Initial Loan, the "Loans") in no more than three drawings of no less than $10.0 million per drawing subject to us being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $493.8 million at March 31, 2022. Based on our current operating plans and existing working capital at March 31, 2022, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

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
We may not be able to successfully integrate and combine the businesses of Xeris and Strongbridge following the completion of the Transactions and we may not realize the anticipated benefits from the Transactions. Also, as we continue the marketing and selling of Gvoke, Keveyis and Recorlev, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021

Net cash used in operating activities	$(48,409)	$(23,956)
Net cash provided by investing activities	6,716	26,301
Net cash provided by financing activities	78,194	26,661
Operating activities
Net cash used in operating activities was $48.4 million for the three months ended March 31, 2022, compared to $24.0 million for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily driven by a change in working capital and an increase in net losses due to higher personnel related costs from increased headcount and restructuring costs related to Strongbridge acquisition. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Investing activities
Net cash provided by investing activities was $6.7 million for the three months ended March 31, 2022, compared to $26.3 million for the three months ended March 31, 2021. The decrease in cash provided by investing activities in 2022 was primarily due to a less number of investments maturing or being sold in the current period.
Financing activities
Net cash provided by financing activities was $78.2 million for the three months ended March 31, 2022, compared to $26.7 million for the three months ended March 31, 2021. The increase was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.9 million from the March 2022 Hayfin Loan Agreement, partially offset by the payoff of the principles on the Amended Loan Agreement of $43.5 million in March 2022, as compared to the proceeds of $27.0 million from the March 2021 registered direct offering of our common stock.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2021 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2021.
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
Interest Rate Risk
Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at March 31, 2022 would increase or decrease interest income by approximately one million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Hayfin Loan Agreement at March 31, 2022, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.
Foreign Exchange Risk
We contract with contract research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2022, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

■
We currently rely on third-party suppliers and contract manufacturing organizations ("CMOs") for the manufacturing of Gvoke, Keveyis, and Recorlev, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke, Keveyis, and Recorlev. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. Certain of our third party suppliers in our supply chain for materials have been adversely impacted by restrictions resulting from the COVID-19 pandemic or supply chain issues, including staffing shortages, production slowdowns and disruptions in delivery systems, and may continue to be in the future such that our supply chain may be disrupted, limiting our ability to manufacture commercial quantities.

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
Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock and convertible notes, and debt issuances. We commercially launched Gvoke PFS in November 2019, Gvoke HypoPen in July 2020, Recorlev in January 2022 and Gvoke Kit in March 2022. Strongbridge commercially launched Keveyis in April 2017. We are in the early stages of commercializing our biopharmaceutical products and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing biopharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully execute our commercialization strategy and may not be successful in doing so. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the three months ended March 31, 2022 and 2021, we reported a net loss of $33.7 million and $18.4 million, respectively. In addition, our accumulated deficit as of March 31, 2022 was $493.8 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, Keveyis and Recorlev, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

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
Although we generate revenue from Gvoke, Keveyis, Recorlev and Ogluo, we have not yet generated revenue from any of our current or future product candidates, and may never be profitable.
Our ability to become profitable depends upon our ability to generate revenue. Our ability to generate revenue from Gvoke, Keveyis and Recorlev, and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

■	obtain commercial quantities of our products at acceptable cost levels;
■	successfully manage inventory;
sell and distribute our products on terms acceptable to us;
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
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke, Keveyis and Recorlev and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility resulting from the ongoing COVID-19 pandemic and geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, the tightening of lending standards or other factors could also adversely impact our ability to access capital as and when needed.
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, with the lenders from time to time parties thereto (the "New Lenders"), Hayfin Services LLP, as administrative agent for the New Lender, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc. (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of March 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the “Base Indenture”), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indenture that governs the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Hayfin Loan Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
In addition, we have $100.0 million outstanding under our Hayfin Loan Agreement as of March 31, 2022 and up to an additional $50 million in delayed draw term loans. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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
Greater than expected product returns may exceed our reserve for returns.
We do not have extensive history of product returns and uses various factors to estimate the provision for returns, including the launch date of products, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.

Risks Related to the Commercialization and Marketing of our Products and Product Candidates
Risks Related to Commercialization and Marketing
Our business depends entirely on the commercial success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.
To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on launching, marketing and commercializing our products, Gvoke, Keveyis and Recorlev, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Keveyis, Recorlev and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Keveyis and Recorlev will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. See the section entitled, “Business — Coverage and Reimbursement”.
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
If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenue and our business, results of operations, and financial condition will be materially adversely affected.
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
In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates could be delayed which would negatively impact our ability to generate product revenue. For example, as a result of the COVID-19 pandemic, we have had to limit in-person interactions and engage with many healthcare professionals remotely, which may be less effective. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.
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
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we are experiencing significantly longer lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, there can be no assurances that we will be able to obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. For example, the extent to which the COVID-19 pandemic and its effects impact our and our suppliers’ ability to procure sufficient supplies for the manufacture of our commercial products or our product candidates continues to evolve and there can be no assurances that there will not be disruptions to supply in the future. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including the global health concerns such as the COVID-19 pandemic, fire, acts of terrorism, political instability or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. For example, we have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
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
If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, former President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act. Specifically, on March 23, 2020, a small subset of “biological products” approved under the Federal Food, Drug, and Cosmetic Act, such as insulin, which historically were approved as drugs, transitioned to being regulated as biological products. Being regulated as biological products enables transition products to serve as the reference product for biosimilar or interchangeable products approved through the abbreviated licensure pathway. The transition is a regulatory action in which the approved drug application for a transition biological product will be “deemed” to be a biologics license application. Thus our XeriSol pramlintide-insulin co-formulation which would have previously been reviewed through a 505(b)(2) NDA is instead now required to be approved under the PHS Act. If our other product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible or become ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.
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
Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
The pharmaceutical and biotechnology industries are characterized by intense competition and significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. While we believe that our product and product candidate platform, development expertise and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of our current and potential competitors are major pharmaceutical companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. Our ability to compete successfully will depend on our ability to develop future products that reach the market in a timely manner, are well adopted by patients and healthcare providers and receive adequate coverage and reimbursement from third-party payors. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing products competitive to our product candidates.

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
We are currently aware of various companies that are marketing existing drugs that may compete with Recorlev such as Corcept Therapeutics and Recordati. The treatment of endogenous Cushing's syndrome patients who fail or are ineligible for surgery in the United States and Europe are: Korlym (mifepristone) marketed by Corcept Therapeutics in the United States; Signifor LAR (pasireotide) and Isturisa (osilodrostat), both marketed by Recordati in the United States and European Union; and ketoconazole, metyrapone and mitotane marketed by HRA in the European Union. Corcept is developing relacorilant, a second-generation glucocorticoid receptor modulator; currently in Phase 3. Ketoconazole is used off-label for treatment of Cushing's syndrome in the United States. Regulatory approval of ketoconazole for the treatment of endogenous Cushing's syndrome in the United States, which is not currently being sought by any sponsor to our knowledge, could significantly increase competition for Recorlev due to the similar mechanisms of action between the drug products.
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
We cannot be sure that we know of each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of Gvoke, Keveyis, Recorlev, or our product candidates. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents upon which our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any compositions formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions;
■	global health concerns, such as the COVID-19 pandemic; and
■	the other factors described in this “Risk Factors” section.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of March 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
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
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, under our Hayfin Loan Agreement, we are generally restricted from paying any dividends or making any distributions on account of our capital stock. Our ability to pay cash dividends also may be prohibited by future loan agreements. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.
Risks Related to Tax
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of March 31, 2022, we had federal net operating loss carryforwards of $475.7 million and various state net operating loss carryforwards of $309.7 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after March 31, 2022. As of March 31, 2022, we had $5.4 million and $2.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain or those of our third party service providers. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 11, 2022, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies, LLC, or Jefferies, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $75.0 million through Jefferies as sales agent. Jefferies may sell the shares under such Sales Agreement by any method permitted by law deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Jefferies a commission rate of up to 3.0% of the gross sales price per share of common stock sold through Jefferies under the Sales Agreement, and we have also provided Jefferies with customary indemnification rights. We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached hereto as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The legal opinion of Goodwin Procter LLP relating to the shares of our common stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

XERIS BIOPHARMA HOLDINGS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description
1.1*	Open Market Sale AgreementSM, dated as of May 11, 2022, by and between the Registrant and Jefferies LLC

4.1*	Form of Warrant to purchase common stock by and between the Registrant and Hayfin Services LLP

4.2
Form of Warrant by and between the Registrant and Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3. 2022

4.3
Form of Registration Rights Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3. 2022)

5.1*	Opinion of Goodwin Procter LLP

10.1#*	Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Beth Hecht dated as of October 5, 2021

10.2*
Credit Agreement and Guaranty dated as of March 8, 2022, by and among the Registrant, Xeris Pharmaceuticals, Inc., Strongbridge Biopharma Limited, Strongbridge Dublin Limited, Cortendo AB, the lenders from time to time parties thereto and Hayfin Services LLP, as administrative agent

10.3
Form of Securities Purchase Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-04880) filed with Securities and Exchange Commission on January 3, 2022)

23.1	Consent of Goodwin Procter LLP (contained in its opinion filed as Exhibit 5.1 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	May 11, 2022	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 11, 2022	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)