Form 10-Q
period 2022-06-30
Xeris Biopharma Holdings, Inc.
filed 2022-08-10
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of July 31, 2022, 135,957,280 shares, par value $0.0001 per share, of common stock were outstanding.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	Our business may be adversely affected by the ongoing COVID-19 pandemic.
■	As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next few years and may not be able to achieve or sustain revenues or profitability in the future.
■	Although we generate revenue from Gvoke, Keveyis, and Recorlev, we have not yet generated revenue from any of our current or future product candidates, and may never be profitable.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

XERIS BIOPHARMA HOLDINGS, INC.

Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q (this "Quarterly Report") are referred to without the ® and ™ symbols, but absence of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. The trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$95,340	$67,271
Short-term investments	16,213	35,162
Trade accounts receivable, net	25,756	17,456
Inventory	17,887	18,118
Prepaid expenses and other current assets	6,010	4,589
Total current assets	161,206	142,596
Property and equipment, net	6,170	6,627
Goodwill	22,859	22,859
Intangible assets, net	126,029	131,450
Other assets	2,352	829
Total assets	$318,616	$304,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,631	$8,924
Other accrued liabilities	36,945	49,088
Accrued trade discounts and rebates	14,843	15,041
Accrued returns reserve	5,210	4,000
Other current liabilities	916	1,987
Total current liabilities	64,545	79,040
Long-term debt, net of unamortized debt issuance costs	138,068	88,067
Contingent value rights	30,218	22,531
Supply agreement liability, less current portion	—	5,991
Deferred rent	6,799	6,883
Deferred tax liabilities	4,195	4,942
Other liabilities	848	1,676
Total liabilities	244,673	209,130

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 135,920,743 and 124,873,316 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	13
Additional paid in capital	593,990	555,359
Accumulated deficit	(520,009)	(460,110)
Accumulated other comprehensive loss	(52)	(31)
Total stockholders’ equity	73,943	95,231
Total liabilities and stockholders’ equity	$318,616	$304,361
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$25,260	$8,835	$47,170	$16,886
Royalty, contract and other revenue	46	71	209	215
Total revenue	25,306	8,906	47,379	17,101
Costs and expenses:
Cost of goods sold, excluding amortization of intangible assets	4,810	3,383	11,083	5,209
Research and development	3,718	5,383	9,968	9,415
Selling, general and administrative	32,984	25,927	68,897	45,004
Amortization of intangible assets	2,710	—	5,421	—
Total costs and expenses	44,222	34,693	95,369	59,628
Loss from operations	(18,916)	(25,787)	(47,990)	(42,527)
Other income (expense):
Interest and other income	195	77	263	177
Interest expense	(3,448)	(1,795)	(6,969)	(3,586)
Change in fair value of warrants	516	(10)	1,737	10
Change in fair value of contingent value rights	(4,871)	—	(7,687)	—
Total other expense	(7,608)	(1,728)	(12,656)	(3,399)
Net loss before benefit from income taxes	(26,524)	(27,515)	(60,646)	(45,926)
Benefit from income taxes	339	—	747	—
Net loss	$(26,185)	$(27,515)	$(59,899)	$(45,926)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	14	(12)	(21)	(29)
Foreign currency translation adjustments	—	2	—	3
Comprehensive loss	$(26,171)	$(27,525)	$(59,920)	$(45,952)

Net loss per common share - basic and diluted	$(0.19)	$(0.41)	$(0.44)	$(0.72)

Weighted average common shares outstanding - basic and diluted	135,529,968	66,367,125	135,282,749	63,820,321
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(18,411)	(18,411)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Exercise of stock options	20,213	—	32	—	—	32
Vesting of restricted stock units (net of 71,782 shares withheld for tax)	148,643	—	(365)	—	—	(365)
Stock-based compensation	—	—	2,461	—	—	2,461
Other comprehensive loss	—	—	—	(16)	—	(16)
Balance, March 31, 2021	66,333,456	$7	$400,186	$(10)	$(355,796)	$44,387
Net loss	—	—	—	—	(27,515)	(27,515)
Exercise of stock options	55,818	—	140	—	—	140
Stock-based compensation	—	—	2,512	—	—	2,512
Issuance of common stock through employee stock purchase plan	108,096	—	374	—	—	374
Other comprehensive loss	—	—	—	(10)	—	(10)
Balance, June 30, 2021	66,497,370	$7	$403,212	$(20)	$(383,311)	$19,888

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement		—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 197,257 shares withheld for tax)	404,743	—	(416)	—	—	(416)
Stock-based compensation			3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455
Net loss	—	—	—	—	(26,185)	(26,185)
Vesting of restricted stock units (net of 1,317 shares withheld for tax)	2,561	—	(3)	—	—	(3)
Stock-based compensation	—	—	3,152	—	—	3,152
Issuance of common stock through employee stock purchase plan	389,987	—	510	—	—	510
Other comprehensive loss	—	—	—	14	—	14
Balance, June 30, 2022	135,920,743	$14	$593,990	$(52)	$(520,009)	$73,943

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,899)	$(45,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	673	657
Amortization of intangible assets	5,421	—
Amortization of investments	129	280
Amortization of debt issuance costs	673	492
Stock-based compensation	6,453	4,973
Loss on extinguishment of debt	1,223	—
Change in fair value of warrants	(1,737)	(10)
Change in fair value of contingent value rights	7,687	—
Changes in operating assets and liabilities:
Trade accounts receivable	(8,300)	(5,420)
Prepaid expenses and other current assets	(921)	942
Inventory	(305)	(3,886)
Accounts payable	(2,293)	2,068
Other accrued liabilities	(12,478)	582
Accrued trade discounts and rebates	(198)	815
Accrued returns reserve	1,210	412
Deferred rent	(84)	—
Supply agreement liabilities	(5,280)	—
Other	(992)	43
Net cash used in operating activities	(69,018)	(43,978)
Cash flows from investing activities:
Capital expenditures	(216)	(647)
Purchases of investments	—	(20,146)
Sales and maturities of investments	18,800	63,650
Net cash provided by investing activities	18,584	42,857
Cash flows from financing activities:
Proceeds from equity offerings	30,000	27,000
Payments of equity offering costs	—	(54)
Proceeds from issuance of debt	97,295	—
Repayment of debt	(43,496)	—
Payments of debt issuance costs	(4,657)	—
Payments for loss on extinguishment of debt	(737)	—
Proceeds from issuance of employee stock purchase plan shares	510	374
Proceeds from exercise of stock awards	8	166
Repurchase of common stock withheld for taxes	(419)	(365)
Net cash provided by financing activities	78,504	27,121
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Increase in cash and cash equivalents	28,069	26,001
Cash and cash equivalents, beginning of period	67,271	37,598
Cash and cash equivalents, end of period	$95,340	$63,599
Supplemental schedule of cash flow information:
Cash paid for interest	$4,767	$3,205
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants related to loan agreement	$2,080	$—
Accrued debt issuance costs	$160	$—

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patient lives by developing and commercializing innovative products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use liquid glucagon for the treatment of severe hypoglycemia; Keveyis, the first and only U.S. Food and Drug Administration ("FDA") approved therapy for primary periodic paralysis ("PPP"); and Recorlev, approved by the FDA in December 2021 for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s Syndrome. The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation technology platforms, XeriSolTM and XeriJectTM.
On October 5, 2021, Xeris Pharmaceuticals, Inc. ("Xeris Pharma") acquired Strongbridge Biopharma plc ("Strongbridge"), a biopharmaceutical company commercializing therapies for rare diseases with significant unmet needs. Immediately following the acquisition and related transactions, both Xeris Pharma and Strongbridge became wholly owned subsidiaries of Xeris Biopharma. The common stock of Xeris Pharma and the ordinary shares of Strongbridge were de-registered after completion of the Transactions (as defined below in Note 4). On October 6, 2021, Xeris Biopharma’s common stock, par value $0.0001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol "XERS". See "Note 4 – Business combination" for a more detailed description of the Transactions.
As used herein, the "Company" or "Xeris" refers to Xeris Pharma when referring to periods prior to the acquisition of Strongbridge on October 5, 2021 and to Xeris Biopharma when referring to periods on or subsequent to October 5, 2021. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $520.0 million as of June 30, 2022. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financials. Based on the Company’s current operating plans, existing working capital at June 30, 2022, capital raised in the first quarter and access to the additional $50.0 million remaining from the Credit Agreement and Guaranty with Hayfin Services LLP, the Company believes the cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements. If needed, the Company may elect to finance the operations through equity or debt financing along with revenues.
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
The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC").
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
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB").

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
The Company sells product primarily to wholesalers or a specialty pharmacy who subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Gvoke, Keveyis and Recorlev in the United States only and Ogluo (the brand name in the European Union and United Kingdom for the Company's ready-to-use liquid glucagon product) in the United Kingdom.
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
Concentration of credit risk
For the three months June 30, 2022 and June 30, 2021, four customers accounted for 98% and 94% of the Company’s gross product revenues, respectively. For the six months ended June 30, 2022 and June 30, 2021, the same four customers accounted for 96% and 94% of the Company’s gross product revenues, respectively. The same four customers accounted for 99% of the trade accounts receivable, net at both June 30, 2022 and December 31, 2021.
New accounting pronouncements
Adopted accounting standards
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This standard addresses issuers' accounting for certain modifications or exchanges of freestanding equity-classified written call options. This standard is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard in first quarter 2022 and it did not have a material impact on the financial statements.
Pending accounting standards
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. This standard will be effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of this standard is permitted. The Company does not currently expect the adoption of this new standard to have a material impact on the financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity’s own equity. This standard enhances the consistency of earnings-per-

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
share ("EPS") calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. This standard is effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted but not earlier than periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or other reference rates that are expected to be discontinued because of reference rate reform. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not currently expect the adoption of this new standard to have a material impact on the financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions in the current guidance related to the approach for intra-period tax allocation and the methodology for calculating income taxes in an interim period and amends other aspects of the guidance to help clarify and simplify U.S. GAAP. This standard is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of this standard is permitted. The Company does not currently expect the adoption of this new standard to have a material impact on the financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This standard would have been effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. However, on November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements.
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
Note 3. Disaggregated revenue
The Company’s revenue is comprised primarily of sales of products and royalty revenue. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below, descriptions have been provided that summarize the Company’s different types of contracts and how revenue is recognized for each.
•Product revenue - The Company sells product primarily to wholesalers or a specialty pharmacy who subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. Revenue is recognized at the point in time when the Company's customer (e.g., a wholesaler or specialty pharmacy) obtains control of promised goods or services, which is when the Company's obligations under the terms of the contract with the customer are satisfied, based on the consideration the Company expects to receive in exchange for those goods or services. There is no deferred revenue or remaining performance obligation recorded on the Company's balance sheet.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•Royalty revenue - the Company recognizes the royalty revenue on net revenue of products with respect to which the Company has contractual royalty rights in the period in which the royalties are earned.
The disaggregated revenue by primary products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue (in thousands):
Gvoke	$11,479	$8,835	$23,932	$16,886
Keveyis	12,812	—	22,136	—
Recorlev	969	—	1,102	—
Product revenue, net	25,260	8,835	47,170	16,886
Royalty, contract and other revenue	46	71	209	215
Total revenue	$25,306	$8,906	$47,379	$17,101
Note 4. Business combination
On October 5, 2021 (the "acquisition closing date"), pursuant to the Transaction Agreement, dated as of May 24, 2021 (the "Transaction Agreement"), among Xeris Pharma, Strongbridge, Xeris Biopharma and Wells MergerSub, Inc., Xeris Pharma completed the acquisition of Strongbridge (the "Acquisition"). Upon completion of the Acquisition, (a) the Company acquired Strongbridge by means of a scheme of arrangement (the "Scheme") under Irish law pursuant to which the Company acquired all of the outstanding ordinary shares of Strongbridge ("Strongbridge Shares") in exchange for (i) 0.7840 of a share of the Company’s common stock ("Company Shares") and cash in lieu of fractions of Company Shares in exchange for each Strongbridge Share held by such Strongbridge Shareholders and (ii) one (1) non-tradeable Contingent Value Right ("CVR"), worth up to a maximum of $1.00 per Strongbridge Share settleable in cash, additional Company Shares, or a combination of cash and additional Company Shares, at the Company’s sole election and (b) MergerSub merged with and into Xeris Pharma, with Xeris Pharma, as the surviving corporation in the merger (the “Merger,” and the Merger together with the Acquisition, the "Transactions").
Upon completion of the Merger, (a) each share of Xeris Pharma common stock was assumed by the Company and converted into the right to receive one Company Share and any cash in lieu of fractional entitlements due to a Xeris Pharma shareholder and (b) each Xeris Pharma option, stock appreciation right, restricted share award and other Xeris Pharma share based award that was outstanding was assumed by the Company and converted into an equivalent equity award of the Company, which award was subject to the same number of shares and the same terms and conditions as were applicable to the Xeris Pharma award in respect of which it was issued. On October 6, 2021, the Company’s common stock, par value $0.0001 per share, commenced trading on the Nasdaq Global Select Market ("Nasdaq") under the ticker symbol "XERS".
See "Note 15 – Stock compensation plans" for a more detailed description of the equity award plans assumed in the Transactions. See "Note 12 – Warrants" for a more detailed description of the warrants assumed in the Transactions.
Acquisition was accounted for as a business combination using the acquisition method of accounting under the provisions of ASC 805, Business Combinations.
The Acquisition has and will continue to diversify and increase the Company’s revenue base into the specialized commercial platforms and expand the development pipeline. Additionally, the Company expects to achieve significant synergies by eliminating redundant processes and reducing headcount, most notably within the commercial, executive and general and administrative functions.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of the common stock issued was determined based on the closing market price of shares of the Company’s common stock on the acquisition date. During the three and six months ended June 30, 2022, there were no changes to the purchase price allocation and the measurement period has closed.

The fair value of the equity accounting warrants which were assumed by the Company in connection with the Transactions, was determined using the Black-Scholes valuation model, which considers the expected terms of the warrants from the acquisition closing date as well as the risk-free interest rate, new exercise price after the 0.7840 conversion rate multiplied by and a volatility of 89.63% (a weighting of 60% of Xeris volatility and 40% of Strongbridge volatility is used).

The fair value of the private placement warrants which were assumed by the Company in connection with the Transactions, was determined using the Black-Scholes valuation model which considers the expected terms of the private placement warrants from the acquisition closing date as well as the risk-free interest rate, current exercise price of $2.50 multiplied by (the average of Xeris Pharma closing prices for the 20-day period ending three trading days prior to acquisition closing date/the average of Strongbridge closing prices for the 20-day period ending three trading days prior to acquisition closing date) and a volatility of 50%.
The CVRs represent contingent additional consideration of up to $1.00 for each CVR, payable to CVR holders, to satisfy future performance milestones, settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election. The CVRs are conditioned upon the achievement of the following:
•Keveyis Milestone: $0.25 per CVR, upon the earlier of the first listing of any patent in the FDA's Orange Book for Keveyis by the end of 2023 or the first achievement of at least $40 million in net revenue of Keveyis in 2023;
•2023 Recorlev Milestone: $0.25 per CVR, upon the first achievement of at least $40 million in net revenue of Recorlev in 2023; and
•2024 Recorlev Milestone: $0.50 per CVR, upon the first achievement of at least $80 million in net revenue of Recorlev in 2024.
Refer to "Note 13 - Fair Value Measurements", for information related to the fair value measurements on CVRs and valuation methods utilized.
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
During the three and six months ended June 30, 2022, there were no changes to the purchase price allocation and the measurement period has closed.
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
Transaction costs
In connection with the Transactions, the Company incurred significant expenses in 2021, including transaction costs (e.g., bankers' fees, legal fees, consultant fees, etc.). Such transaction costs totaled $8.6 million and were recorded in the selling, general and administrative expenses in third quarter 2021 through second quarter 2022.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$25,306	$18,948	$47,379	$35,525
Net loss	$(26,185)	$(39,241)	$(59,899)	$(67,978)
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
Note 5. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of June 30, 2022, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of June 30, 2022 had an average remaining maturity of 0.5 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. Refer to "Note 13 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.

The following table represents the Company’s available-for-sale investments by major security type as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$9,493	$—	$—	$9,493
Corporate securities	5,435	—	(17)	5,418
Foreign government securities	1,312	—	(10)	1,302
Total available-for-sale investments	$16,240	$—	$(27)	$16,213

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$21,773	$—	$—	$21,773
Corporate securities	12,072	2	(7)	12,067
Foreign government securities	1,324	—	(2)	1,322
Total available-for-sale investments	$35,169	$2	$(9)	$35,162
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
debt securities, the Company also consider whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.
Note 6. Inventory
The components of inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,743	$5,181
Work in process	5,938	7,442
Finished goods	6,206	5,495
Inventory	$17,887	$18,118
Inventory reserves were $1.1 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.
Note 7. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Lab equipment	$3,946	$3,739
Furniture and fixtures	1,355	1,355
Computer equipment	358	307
Office equipment	8	28
Software	307	307
Leasehold improvements	5,004	5,026
Total property and equipment	10,978	10,762
Less: accumulated depreciation and amortization	(4,808)	(4,135)
Property and equipment, net	$6,170	$6,627
Depreciation and amortization expense relating to property and equipment was $0.4 million and $0.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Depreciation and amortization expense relating to property and equipment was $0.7 million and $0.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Intangible assets
Identified intangible assets consisted of the following (in thousands):

		June 30, 2022
	Life (Years)	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(1,650)	$9,350
Definite-lived intangible asset - Recorlev	14	121,000	(4,321)	116,679
Total intangible assets		$132,000	$(5,971)	$126,029
Keveyis is the developed product rights obtained from Strongbridge's acquisition of U.S. marketing rights to Keveyis (dichlorphenamide) from Taro Pharmaceuticals U.S.A., Inc. ("Taro").
Recorlev was acquired as a result of the Acquisition and was approved by the FDA on December 30, 2021. The IPR&D asset was reclassified as a definite-lived intangible asset in 2021 and began being amortized on a straight-line basis over an estimated useful life of 14 years assigned based on the economic life and remaining patent life.
As of June 30, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2022 remaining	$5,422
2023	10,843
2024	10,843
2025	10,843
2026	10,293
Thereafter	77,785
Total	$126,029

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9. Other accrued liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee costs	$10,624	$19,638
Supply agreement - current portion	6,720	6,009
Accrued supply chain costs	831	595
Accrued marketing and selling costs	2,786	3,237
Accrued research and development costs	1,562	1,998
Accrued restructuring charges	4,780	6,715
Accrued interest expense	3,615	1,413
Accrued Strongbridge transaction costs	—	1,839
Accrued other costs	6,027	7,644
Other accrued liabilities	$36,945	$49,088
Note 10. Restructuring costs
After the completion of the Acquisition on October 5, 2021, the Company undertook a strategic restructuring to streamline the organization and realize operating expense synergies. The costs associated with the restructuring include employee termination costs. The Company expects to incur total restructuring cost of approximately $11.1 million related to this plan, which has been fully recorded as of June 30, 2022. Costs of $1.4 million were incurred in the six months ended June 30, 2022, with the majority incurred in first quarter 2022. The majority of the restructuring costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company anticipates the restructuring related to the Strongbridge acquisition to be substantially complete by the fourth quarter of 2023. The restructuring reserve is included in other accrued liabilities and other liabilities in the condensed consolidated balance sheet.
The following table summarizes the initial restructuring reserve in connection with the Strongbridge acquisition and the payments made during the six months ended June 30, 2022 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2021	$6,713
Restructuring costs	1,412
Payments	(2,529)
Balance accrued at June 30, 2022	$5,596
Note 11. Long-term debt
Convertible Senior Notes
In June 2020, Xeris Pharma completed a public offering of $86.3 million aggregate principal amount of Xeris Pharma's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes, which was exercised in full in July 2020. Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the Convertible Notes. Xeris Pharma used $20.0 million and $4.2 million of the net proceeds from the sale to prepay a portion of the principal amount on the Term A Loan (as defined below) and the remaining amount of borrowings outstanding under the PPP Loan (as defined below), respectively.
The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), between Xeris Pharma and U.S. Bank National Association, as trustee, as supplemented by the first supplemental indenture thereto dated June 30, 2020, between U.S. Bank National Association, as trustee, and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), among the Company, Xeris Pharma and U.S. Bank National Association, as trustee. The Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.

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
As a result of the Transactions, and pursuant to the Second Supplemental Indenture, the Convertible Notes are no longer convertible into shares of common stock of Xeris Pharma common stock. Instead, subject to the terms and conditions of the Indenture, the Convertible Notes will be exchangeable into cash and shares of common stock of the Company in proportion to the transaction consideration payable pursuant to the Transaction Agreement, and the "Reference Property" provisions in the Indenture.
Pursuant to the Second Supplemental Indenture, the Company agreed to guarantee (a) the full and punctual payment when due of all monetary obligations of Xeris Pharma under the Indenture and (b) the full and punctual performance within applicable grace periods of all other obligations of Xeris Pharma under the Indenture.
Loan Agreement
In September 2019, Xeris Pharma entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent (in such capacity, the "Collateral Agent") and a lender, and Silicon Valley Bank, as a lender ("SVB", and together with Oxford, the "Prior Lenders"), which amended and restated that certain Loan and Security Agreement dated February 28, 2018 with the Prior Lenders, in its entirety. The Amended Loan Agreement provided for the Lenders to extend up to $85.0 million in term loans to Xeris Pharma in three tranches of which $60.0 million was drawn down in September 2019.
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans (the "Initial Loan") to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the "Delayed Draw Term Loan" and, together with the Initial Loan, the "Loans") in no more than three drawings of no less than $10.0 million per drawing, subject to the Company being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
All of the Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). The Company has incurred total debt issuance costs of approximately $3.5 million related to the Hayfin Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate, including the amortization of debt discount and debt issuance costs, amounts to 12.1%, maturing March 2027. The debt outstanding under the Hayfin Loan Agreement approximates fair value due to the variable interest rate on the debt.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. Associated with the Hayfin Loan Agreement, the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. Refer to "Note 12 - Warrants" for further information on the warrants.
The components of debt are as follows (in thousands):

	June 30, 2022	December 31, 2021

Convertible Notes	$47,175	$47,175
Loan facility	95,977	43,500
Less: unamortized debt issuance costs	(5,084)	(2,608)
Long-term debt, net of unamortized debt issuance costs	$138,068	$88,067
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2022 remaining	$—
2023	—
2024	—
2025	47,175
2026	—
Thereafter	100,000
$147,175
For the three and six months ended June 30, 2022, the Company recognized interest expense of $3.4 million and $7.0 million, respectively, of which $0.5 million and $0.7 million, respectively, related to the amortization of debt discount and issuance costs and a $1.2 million loss on extinguishment of debt in both periods related to the Amended Loan Agreement with the Prior Lenders which ceased in March 2022. For the three and six months ended June 30, 2021, the Company recognized interest expense of $1.8 million and $3.6 million, respectively, of which $0.2 million and $0.5 million, respectively, related to the amortization of debt issuance costs.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 12. Warrants
On completion of the Strongbridge Acquisition, (a) each outstanding and unexercised Strongbridge warrant (except private placement warrants) was assumed by the Company such that, upon exercise, the applicable holders will have the right to have delivered to them the reference property (as such term is defined in the Strongbridge assumed warrants) and (b) each outstanding and unexercised Strongbridge private placement warrant was assumed by the Company such that the applicable holders will have the right to subscribe for Company Shares, in accordance with certain terms of the Strongbridge private placement warrants. The assumed Strongbridge private placement warrants expired in June 2022.
Associated with the Armistice securities purchase agreement disclosed in "Note 14 - Stockholders' equity", the Company also issued warrants (the "Armistice Warrants") to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares of the Company’s common stock issued or issuable to Armistice under the securities purchase agreement and all shares of the Company's common stock issuable upon exercise of the warrants (the "Warrant Shares") have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
Associated with the Hayfin Loan Agreement disclosed in "Note 11 - Long-term Debt", the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until the seventh (7th) anniversary of the closing date; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
The assumed Strongbridge private placement warrants described in "Note 4 - Business combination" expired in June 2022.
As of June 30, 2022, the following warrants were outstanding:

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
	8,268,258
The Company recognized gains of $23,000 and $18,000 upon the change in fair value of the warrants during the three months ended June 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $0.5 million related to the expiration of the assumed Strongbridge private placement warrants in June 2022. The Company recognized losses of $5,000 and $5,000 upon the change in fair value of the warrants during the three months ended June 30, 2021 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
The Company recognized gains of $35,000 and $26,000 upon the change in fair value of the warrants during the six months ended June 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $1.7 million related to the change in fair value and the expiration of the assumed Strongbridge private placement warrants in June 2022. The Company recognized gains of $6,000 and $4,000 upon the change in fair value of the warrants during the six months ended June 30, 2021 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 13. Fair value measurements
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021 (in thousands):

	Total as of June 30, 2022	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$95,340	$95,340	$—	$—

Investments:
Corporate securities	5,418	—	5,418	—
Commercial paper	9,493	—	9,493	—
Foreign government	1,302	—	1,302	—
Total investments	$16,213	$—	$16,213	$—

Liabilities
Contingent value rights	$30,218	$—	$—	$30,218

Warrant liabilities	$32	$—	$—	$32

	Total as of December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,271	$67,271	$—	$—

Investments:
U.S. government securities	—	—	—	—
Corporate securities	12,067	—	12,067	—
Commercial paper	21,773	—	21,773	—
Foreign government	1,322	$—	1,322	—
Total investments	$35,162	$—	$35,162	$—

Liabilities
Contingent value rights	$22,531	$—	$—	$22,531
Warrant liabilities	$1,769	$—	$—	$1,769

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Value Rights
Upon completion of the Merger described in "Note 4 – Business combination", the Company acquired all of the outstanding Strongbridge Shares in exchange for (i) 0.7840 of a share of the Company Shares and cash in lieu of fractions of Company Shares in exchange for each Strongbridge Share held by such Strongbridge Shareholders and (ii) one CVR. Strongbridge’s outstanding equity awards were treated as set forth in the Transaction Agreement, such that (i) each Strongbridge Share Award was vested and settled for Strongbridge Shares immediately prior to the effective time of the Scheme, (ii) each Strongbridge Option became fully vested and exercisable immediately prior to the effective time of the Scheme, (iii) each unexercised Strongbridge Option was assumed by the Company and converted into an option to purchase Company Shares.
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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2021	$22,531
Change in fair value of warrants	7,687
Balance at June 30, 2022	$30,218

As of June 30, 2022, the CVRs were revalued at $30.2 million using the same methods described above. During the six months ended June 30, 2022, a loss of $7.7 million was recognized in the condensed consolidated statements of operations from changes in the fair values of the CVRs. Refer to "Note 16 – Commitments and contingencies" for additional information on the CVRs.
Warrant liability
The fair value of the Company’s warrant liabilities is based on a Black-Scholes valuation, which considers the expected term of the warrants as well as the risk-free interest rate and expected volatility of the Company's common stock. The uncertainty of the fair value measurement due to the use of unobservable inputs and interrelationships between these unobservable inputs could result in higher or lower fair value measurement.
The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2021	$1,769
Change in fair value of warrants	(1,737)
Balance at June 30, 2022	$32

There were no transfers between any of the levels of the fair value hierarchy during the six months ended June 30, 2022.
Note 14. Stockholders' equity
The Company has not paid any cash dividends on the common stock during the periods presented.
On January 3, 2022, the Company entered into a securities purchase agreement in connection with a private placement with an affiliate of Armistice Capital, LLC (“Armistice”) for aggregate gross proceeds of approximately $30.0 million. In accordance with the purchase agreement, the Company issued to Armistice an aggregate of (i) 10,238,908 shares of the Company’s common stock, par value $0.0001 per share at a purchase price of $2.93 per share, and (ii) warrants to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares and the Company's common stock issuable upon exercise of the warrants (the "Warrant Shares") have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
Note 15. Stock compensation plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards.
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
The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 4,994,933 shares and 2,384,448 shares, respectively. As of June 30, 2022, there were 3,115,603 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the ESPP increased by 386,000 shares and 386,000 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 389,987 shares at a price of $1.54 per share for the ESPP offering period which ended June 30, 2022. As of June 30, 2022, there were 473,740 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of June 30, 2022, there were 241,885 shares of common stock available for future issuance under the Inducement Plan.
On October 8, 2020, the Company's stockholders, upon recommendation of the Board of Directors, approved an amendment to the Company's 2011 Plan and 2018 Plan to allow the Company to permit certain employee option holders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of the Company's common stock for a lesser number of new options to purchase shares of the Company’s common stock (the "Option Exchange").

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Assumed Plans
At the effective time of the Scheme, Strongbridge’s outstanding equity awards were treated as set forth in the Transaction Agreement, such that (i) each award (other than options to buy shares, each a "Strongbridge Share Award") denominated in Strongbridge Shares was vested and settled for Strongbridge Shares immediately prior to the effective time of the Scheme, (ii) each Strongbridge Option became fully vested and exercisable immediately prior to the effective time of the Scheme, (iii) each unexercised Strongbridge Option was assumed by the Company and converted into an option to purchase Company shares (each, a "Strongbridge Rollover Option"), with the exercise price per Company share and the number of Company shares underlying the Strongbridge Rollover Option adjusted to reflect the conversion from Strongbridge Shares into Company shares, provided that each Strongbridge Rollover Option will continue to have, and be subject to, the same terms and conditions that applied to the corresponding Strongbridge Rollover Option (except for terms rendered inoperative by reason of the Acquisition or for immaterial administrative or ministerial changes that are not adverse to any holder other than in any de minimis respect), provided that the terms of each Strongbridge Rollover Option with an exercise price of $4.50 or less (prior to the adjustment described above) were amended to provide that it shall remain exercisable for a period of time following the effective time of the Scheme equal to the lesser of (A) the maximum remaining term of such corresponding Strongbridge Option and (B) the fourth anniversary of the effective date of the Merger, in each case regardless of whether the holder of such Strongbridge Rollover Option experiences a termination of employment or service on or following the effective time of the Scheme.
On the acquisition closing date, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of June 30, 2022, there were 3.6 million shares reserved for future grants under the Assumed Plans.
CVRs were also issued to the holders of Strongbridge vested and unexercised options that were outstanding and assumed by the Company at the acquisition date, provided that in no event shall such holder be entitled to any payments with respect to such CVR unless the corresponding option has been exercised on or prior to any such payment.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of stock options granted during the period was estimated with the following weighted average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (years)	5.5	6.0
Risk-free interest rate	3.01%	1.14%
Expected volatility	80.18%	76.30%
Expected dividends	—	—
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the six months ended June 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2021	11,362,336	$5.86	5.62
Granted	175,000	2.10
Exercised	(11,228)	0.69
Forfeited	(52,301)	5.27
Expired	(1,464,314)	8.64
Outstanding - June 30, 2022	10,009,493	$5.40	5.17
Exercisable - June 30, 2022	8,687,474	$5.49	4.77
Vested and expected to vest at June 30, 2022	10,009,493	$5.40	5.17
The weighted average fair value of awards granted during the six months ended June 30, 2022 was $1.43 per share.
At June 30, 2022, there was a total of $3.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.4 years.

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
A summary of outstanding RSU awards and the activity for the six months ended June 30, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2021	2,005,041	$5.15
Granted	4,190,850	2.79
Vested	(605,878)	5.84
Forfeited	(208,859)	2.84
Unvested balance - June 30, 2022	5,381,154	$3.32
As of June 30, 2022, there was $14.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$31	$—	$47
Research and development	416	407	963	754
Selling, general and administrative	2,736	2,074	5,490	4,172
Total stock-based compensation expense	$3,152	$2,512	$6,453	$4,973
Note 16. Commitments and contingencies
Commitments
Commitments to Taro Pharmaceuticals U.S.A., Inc. ("Taro")
Upon the completion of Strongbridge acquisition, the Company also acquired the supply agreement Strongbridge had with Taro to produce Keveyis. Strongbridge was obligated to purchase annual minimum amounts of product totaling approximately $29.1 million over a six-year period from Taro. As of June 30, 2022, the remaining obligation under the Supply Agreement was $8.0 million. The agreement with Taro will extend beyond the orphan exclusivity period. If Taro declines to renew the agreement, the Company has the right to manufacture the product on its own or have the product manufactured by a third party on its behalf. The Company is also required to reimburse Taro for royalty obligation resulting from its sale of Keveyis to the Company.
Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2033. The non-cancellable lease agreements provide for monthly lease payments which increase during the term of each lease agreement.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Future minimum lease payments under operating leases at June 30, 2022 are as follows (in thousands):

2022 remaining	$998
2023	2,031
2024	1,982
2025	1,930
2026	1,982
Thereafter	11,741
Total minimum lease payments	$20,664
Total rent expense under these operating leases was $0.7 million and $0.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
As of June 30, 2022, the Company had unused letters of credit of $1.7 million which were issued primarily to secure leases.
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2022, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2022	2021
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	10,009,493	5,100,426
Restricted stock units	5,381,154	1,879,512
Warrants	8,362,270	94,012
Total anti-dilutive securities excluded from EPS computation[1]	39,169,584	22,490,617
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
Overview
Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge Biopharma plc, an Irish public limited company ("Strongbridge") (discussed below) on October 5, 2021 and to Xeris Biopharma Holdings, Inc. when referring to periods on or subsequent to October 5, 2021. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
We are a growth-oriented biopharmaceutical company committed to improving patients lives by developing and commercializing innovative products across a range of therapies. We currently have three commercially available products, Gvoke, a ready-to-use liquid glucagon for the treatment of severe hypoglycemia, Keveyis, the first and only U.S. Food and Drug Administration ("FDA") approved therapy for primary periodic paralysis ("PPP") and Recorlev, approved by the FDA in December 2021 for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s Syndrome. We also have a pipeline of development programs to bring new products forward using our proprietary formulation technology platforms, XeriSolTM and XeriJectTM.
Acquisition of Strongbridge
On May 24, 2021, Xeris Pharma and Strongbridge entered into the Transaction Agreement together with Xeris Biopharma Holdings, Inc., a Delaware corporation ("the Company"), and Wells MergerSub, Inc., a Delaware corporation ("MergerSub") (the "Transaction Agreement") whereby we would acquire Strongbridge (the "Acquisition") pursuant to a scheme of arrangement (the "Scheme") under Irish law. Under the terms of the Transaction Agreement, (i) the Company acquired Strongbridge by means of the Acquisition pursuant to the Scheme and (ii) MergerSub merged with and into Xeris Pharma, with Xeris Pharma as the surviving corporation in the merger (the “Merger,” and the Merger together with the Acquisition, the "Transactions"). As a result of the Transactions, both Xeris Pharma and Strongbridge became wholly owned subsidiaries of the Company. The Company acquired all of the outstanding Strongbridge ordinary shares ("Strongbridge Shares") in exchange for (i) 0.7840 of a share of the Company’s common stock ("Company Shares") and cash in lieu of fractions of Company Shares due to a holder of Strongbridge Shares per Strongbridge Share and (ii) one (1) non-tradeable contingent value right, worth up to a maximum of $1.00 per Strongbridge Share settleable in cash, additional Company Shares, or a combination of cash and additional Company Shares, at the Company’s sole discretion. On October 5, 2021, pursuant to the Transaction Agreement, we completed the Transactions.
Through the Acquisition, we added Keveyis (dichlorphenamide) to our commercial product portfolio. Keveyis is the first and only treatment approved by FDA for hyperkalemic, hypokalemic, and related variants of primary periodic paralysis ("PPP"), a group of rare hereditary disorders that cause episodes of muscle weakness or paralysis. In addition, we added a clinical-stage product candidate for rare endocrine diseases, Recorlev. Recorlev (levoketoconazole), the pure 2S,4R enantiomer of the enantiomeric pair comprising ketoconazole, is a next-generation steroidogenesis inhibitor which serves as a chronic therapy for adults with endogenous Cushing’s syndrome. Levoketoconazole has received orphan designation from the FDA and the European Medicines Agency. Recorlev was acquired as an in-process research and development asset and subsequently approved by the FDA on December 30, 2021 for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s syndrome for whom surgery is not an option or has not been curative. Recorlev was commercially launched in January 2022.

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
Outlook and strategies
Our goal is to build a leading and profitable biopharmaceutical company that innovates products that improve the lives of patients. To achieve our goal, we are pursuing the following strategies:

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

■
Continue to leverage our technology and expertise to develop a portfolio of product candidates. We have a pipeline of development programs to bring new products forward using our formulation technology platforms, supporting long-term product development and commercial success. XeriSol and XeriJect have broad application and have the potential to be utilized across a range of potential product candidates in multiple therapeutic areas.

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
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020, March 2021 offerings), $30.0 million from a private placement of our common stock in January 2022, $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering, $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") with Oxford Finance LLC and Silicon Valley Bank, of which $20.0 million was repaid in June 2020 and the remaining $43.5 million was repaid in March 2022, and $100.0 million (and access to the additional $50 million remaining) from the Hayfin Loan Agreement in March 2022.
For the three months ended June 30, 2022 and June 30, 2021, we reported net losses of $26.2 million and $27.5 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, we reported net losses of $59.9 million and $45.9 million, respectively. We have not been profitable since inception, and, as of June 30, 2022, our accumulated deficit was $520.0 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Development of product candidates

Active programs:
■
Ready-to-Use Product for Endocrinology (Levothyroxine; XP-8121): We are currently in Phase 1 development with product candidate XP-8121, a potential once weekly sub-cutaneous injection designed to address maintenance therapy in patients with congenital or acquired hypothyroidism who require daily thyroid hormone replacement. The third dosage cohort has been conducted and we are compiling the data. We will assess the data in the second half of the year to determine if we have a viable candidate with which to approach the FDA with a proposed Phase 2 and Phase 3 program.

Programs undergoing pipeline prioritization review:
■
Ready-to-Use Glucagon (XP-9164) for Gastroenterology: We have completed Phase 1 development with product candidate XP-9164, an early-stage compound for gastroenterology. XP-9164 is intended to address unmet needs in the growing procedural gastroenterology market. Data from the Phase 1 study and commercial opportunity are being assessed to determine viability and value of continued clinical development.

■
Ready-to-Use Glucagon for Exercise-Induced Hypoglycemia (EIH) in Diabetes: We have completed Phase 2 for our ready-to-use glucagon for exercise-induced hypoglycemia in diabetes. Based on FDA interactions and expectations for a registrational program to support a mini-dose prevention indication for Glucagon RTU in EIH, we submitted an IND in February 2022. We received FDA clearance in March 2022 and were planning to initiate a new phase 2 clinical program by the end of 2022 to further address the management of EIH in people with diabetes who use insulin. Initiation of this development program is also being reviewed as part of our clinical prioritization and commercial opportunity assessment, taking FDA requirements and costs into consideration.

Inactive programs available for license:
■
XeriSol Pramlintide-Insulin Co-formulation (XP-3924): We have developed a novel, investigational fixed-ratio co-formulation of pramlintide and regular human insulin (XP-3924) to improve glycemic control in adult and pediatric patients with diabetes mellitus (T1D and T2D). Xeris’ proprietary formulation technology (XeriSol™) enables the 2 peptides (pramlintide and insulin), which require different aqueous pH environments for optimal stability, to be co-formulated in a stable ready-to-use solution. The current formulation patent exists through at least Q4 2032, expected to extend through 2041-2042 with the ongoing formulation development work. This product is available for license of the development and commercialization rights in the US.

■
Ready-to-Use Diazepam (XP-0863): XP-0863 is a liquid formulation of diazepam for intramuscular injection being studied for the treatment of ARS. Xeris’ patent protected technology XeriSol™ has been used to develop a room-temperature stable, ready-to-use, small-volume solution of diazepam for intramuscular injection delivered by an auto-injector, which will provide patients and caregivers an alternative to rectal and nasal administrations of benzodiazepines. XP-0863 is designed to address variable absorption, and suboptimal PK profiles of the currently marketed formulations of benzodiazepines, by offering a longer duration of action, consistent absorption of drug delivered through intramuscular administration, and a convenient and reliable form factor of the autoinjector. XP-0863 has been granted an orphan designation by the FDA for the treatment of ARS and Dravet syndrome in patients with epilepsy. This product is available for license of the development and commercialization rights in the US.

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
To date, we and our suppliers and third-party manufacturing partners have been able to continue to supply our products and product candidates to our patients and clinical trials, respectively, and currently do not anticipate any interruptions in supply. However, while our third-party contract manufacturing partners continue to operate at or near normal levels, we are seeing increasingly long lead times. While we currently do not anticipate any interruptions in our manufacturing process that would impact supply of our products and product candidates, it is possible that the COVID-19 pandemic, response efforts related to COVID-19, and its repercussions such as supply chain delays, may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to supply and/or manufacture our products and product candidates.

We believe that customer demand for our products has been adversely impacted by the COVID-19 pandemic due to the disruption the pandemic has caused in patients' normal access to healthcare as well as our sales and marketing personnel's access to customers. Remote interactions, when required, generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market our products were postponed, canceled and/or transitioned to virtual meetings.
We have incurred operating losses since inception, and we have an accumulated deficit of $520.0 million at June 30, 2022. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke, Keveyis, and Recorlev will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic, the emergence of variants and acceptance of vaccines, and ultimately the length of the pandemic. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million and a registered direct offering in March 2021 under which we raised gross proceeds of $27.0 million. On January 3, 2022, we entered into a securities purchase agreement in connection with a private placement for aggregate gross proceeds of approximately $30.0 million. In March 2022, we entered into a Credit Agreement and Guaranty which provided for the lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date.
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
We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems, or the global economy, and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. If we, or any of the third parties with whom we engage, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
Components of our Results of Operations
The following discussion sets forth certain components of our statement of operations of Xeris for three and six months ended June 30, 2022 and June 30, 2021 as well as factors that impact those items.
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
Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we advance our pipeline candidates and in particular plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities, with the approval and launch of our products.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, Hayfin Loan Agreement, Amended Loan Agreement, interest income earned on deposits and investments, and the change in fair value of our warrants and CVRs.

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue:
Gvoke	$11,479	$8,835	$2,644	29.9	$23,932	$16,886	$7,046	41.7
Keveyis	12,812	—	12,812	nm	22,136	—	22,136	nm
Recorlev	969	—	969	nm	1,102	—	1,102	nm
Product revenue, net	$25,260	$8,835	$16,425	185.9	$47,170	$16,886	$30,284	179.3
Royalty, contract and other revenue	46	71	(25)	(35.2)	209	215	(6)	(2.8)
Total revenue	25,306	8,906	16,400	184.1	47,379	17,101	30,278	177.1

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	4,810	3,383	1,427	42.2	11,083	5,209	5,874	112.8
Research and development	3,718	5,383	(1,665)	(30.9)	9,968	9,415	553	5.9
Selling, general and administrative	32,984	25,927	7,057	27.2	68,897	45,004	23,893	53.1
Amortization of intangible assets	2,710	—	2,710	nm	5,421	—	5,421	nm
Total cost and expenses	44,222	34,693	9,529	27.5	95,369	59,628	35,741	59.9
Loss from operations	(18,916)	(25,787)	6,871	(26.6)	(47,990)	(42,527)	(5,463)	12.8
Other income (expense):
Interest and other income	195	77	118	153.2	263	177	86	48.6
Interest expense	(3,448)	(1,795)	(1,653)	92.1	(6,969)	(3,586)	(3,383)	94.3
Change in fair value of warrants	516	(10)	526	nm	1,737	10	1,727	nm
Change in fair value of contingent considerations	(4,871)	—	(4,871)	nm	(7,687)	—	(7,687)	nm
Total other expense	(7,608)	(1,728)	(5,880)	340.3	(12,656)	(3,399)	(9,257)	272.3
Net loss before benefit from income taxes	(26,524)	(27,515)	991	(3.6)	(60,646)	(45,926)	(14,720)	32.1
Benefit from income taxes	339	—	339	nm	747	—	747	nm
Net loss	$(26,185)	$(27,515)	$1,330	(4.8)	$(59,899)	$(45,926)	$(13,973)	30.4
1 nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $2.6 million or 29.9% and $7.0 million or 41.7% for the three and six months ended June 30, 2022 compared to the same periods ended June 30, 2021, respectively. Gvoke prescriptions grew 60.4% and 72.6% during the three and six months ended June 30, 2022 compared to the same period ended June 30, 2021. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis net revenue were $12.8 million and $22.1 million for the three and six months ended June 30, 2022, respectively.
Recently launched Recorlev had net revenue of $1.0 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
Cost of goods sold
Cost of goods sold were $4.8 million and $11.1 million for the three and six months ended June 30, 2022, respectively. The increases were attributable to an increase in sales as well as product mix and increased costs.

Research and development expenses
Research and development expenses decreased $1.7 million or 30.9% for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The decrease was primarily driven by reduced spend on clinical and product development.
Research and development expenses increased $0.6 million or 5.9% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by higher personnel related costs, offset by lower product development costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $7.1 million or 27.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. We incurred $9.7 million of increased personnel-related costs due to the build out of our sales force to support Gvoke, Keveyis and recently launched Recorlev. These were offset by $3.8 million decreased expenses related to the acquisition of Strongbridge.
Selling, general and administrative expenses increased $23.9 million or 53.1% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We incurred $19.6 million of increased personnel-related costs due to the build out of our sales force to support Gvoke, Keveyis and recently launched Recorlev. We also had a $2.5 million increase in marketing expenses to primarily support the launch of Recorlev.
Amortization of intangible assets
For the three and six months ended June 30, 2022, amortization of intangible assets was $2.7 million and $5.4 million, respectively, from Keveyis and Recorlev, each of which was acquired as part of the Strongbridge Acquisition in October 2021.
Other income (expense)
For the three and six months ended June 30, 2022, interest expense increased $1.7 million or 92.1% and $3.4 million or 94.3% in comparison to the three and six months ended June 30, 2021, respectively. The higher interest expenses in both periods were primarily due to a loss on extinguishment of debt of $1.2 million and higher interest expense related to Hayfin loan.
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
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of June 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the Private Placement with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022.

In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “Lenders”) and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans (the “Initial Loan”) to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the “Delayed Draw Term Loans” and, together with the Initial Loan, the "Loans") in no more than three drawings of no less than $10.0 million per drawing subject to us being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $520.0 million at June 30, 2022. Based on our current operating plans and existing working capital at June 30, 2022 and access to the additional $50.0 million remaining from the Hayfin Loan Agreement, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

■	our degree of success in commercializing Gvoke, Keveyis and Recorlev;
■	the successful integration of the Acquisition and achievement of expected revenue and synergies;
■	the costs of commercialization activities, including product marketing, sales and distribution;
■	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
■	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;
■	the number and types of future products we develop and commercialize;
■	the emergence of competing technologies and products and other adverse market developments; and
■	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.
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
Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021

Net cash used in operating activities	$(69,018)	$(43,978)
Net cash provided by investing activities	18,584	42,857
Net cash provided by financing activities	78,504	27,121
Operating activities
Net cash used in operating activities was $69.0 million for the six months ended June 30, 2022, compared to $44.0 million for the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily driven by a change in working capital and an increase in net losses due to higher personnel related costs from increased headcount and restructuring costs related to the

Strongbridge acquisition. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Investing activities
Net cash provided by investing activities was $18.6 million for the six months ended June 30, 2022, compared to $42.9 million for the six months ended June 30, 2021. The decrease in cash provided by investing activities in 2022 was primarily due to a lower number of investments maturing or being sold, partially offset by lower purchases of investments in the current period.
Financing activities
Net cash provided by financing activities was $78.5 million for the six months ended June 30, 2022, compared to $27.1 million for the six months ended June 30, 2021. The increase was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.6 million from the March 2022 Hayfin Loan Agreement, partially offset by the payoff of the principles on the Amended Loan Agreement of $43.5 million in March 2022, as compared to the proceeds of $27.0 million from the March 2021 registered direct offering of our common stock.
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
Interest Rate Risk
Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at June 30, 2022 would increase or decrease interest income by approximately one million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Hayfin Loan Agreement at June 30, 2022, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.
Foreign Exchange Risk
We contract with contract research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Related to the Impact of the COVID-19 Pandemic
Our business may be adversely affected by the ongoing COVID-19 pandemic.
The COVID-19 pandemic continues to affect many businesses, including ours. Among these impacts are ongoing personnel absences and the effectiveness of return-to-office transition plans. If we are unable to manage these absences and our return-to-office transition, we may experience short-term and/or long-term impacts on our business and business growth that could be material and adverse.
In addition, as a result of the ongoing and evolving COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■
If restrictive measures to reduce the spread of the virus are reintroduced, our sales and marketing personnel's access to customers may be adversely impacted. Remote interactions, if required, may be less effective as in-person interactions and could adversely impact demand for our products. In addition, several conferences and other programs at which we intended to market our products were postponed, canceled and/or transitioned to virtual meetings and if restrictions are reintroduced, we may be similarly impacted again.

■
We currently rely on third-party suppliers and contract manufacturing organizations ("CMOs") for the manufacturing of Gvoke, Keveyis, and Recorlev, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke, Keveyis, and Recorlev. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. Certain of our third party suppliers in our supply chain for materials have been adversely impacted by restrictions resulting from the COVID-19 pandemic or supply chain issues, including staffing shortages, production slowdowns and disruptions in delivery systems, and may continue to be impacted such that our supply chain may be disrupted, limiting our ability to manufacture commercial quantities.

■
Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. Additionally, if personnel absences persist and if our return-to-office plans are not well received, we may experience short-term and/or long-term impacts on our business and business growth that could be material and adverse.

■
Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or deprioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials.

■
The trading prices for our common shares have been highly volatile as a result of the COVID-19 pandemic and its effects. As a result, we may face difficulties raising further capital through sales of our common shares or convertible debt or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and/or commercial product, which could lead to delays in these trials and/or issues with our commercial supply.
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
Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock and convertible notes, and debt issuances. We have five pharmaceutical products that were commercially launched in the past six years, i.e., Keveyis (2017), Gvoke PFS (2019), Gvoke HypoPen (2020), Recorlev (2022) and Gvoke Kit (2022). We are in the early stages of commercializing our biopharmaceutical products and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing biopharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully execute our commercialization strategy and may not be successful in doing so. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We have incurred significant losses in every fiscal year since inception. For the six months ended June 30, 2022 and 2021, we reported a net loss of $59.9 million and $45.9 million, respectively. In addition, our accumulated deficit as of June 30, 2022 was $520.0 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, Keveyis and Recorlev, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke, Keveyis and Recorlev commercial strategies in the U.S.;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements;
■	analyze the results of integration of Strongbridge; and
■	continue to operate as a public company.
Our ability to generate revenue to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke, Keveyis and Recorlev and any of our product candidates for which we obtain marketing approval. Many of our product candidates are still in development. Successful development and commercialization will require achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are sufficient enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.
Although we generate revenue from Gvoke, Keveyis, and Recorlev, we have not yet generated revenue from any of our current or future product candidates, and may never be profitable.
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

■	obtain and maintain third-party coverage and adequate reimbursement for our products; and
■	launch and commercialize our products utilizing our own sales force or by entering into partnership or co-promotion arrangements with third parties.
We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Gvoke, Keveyis and Recorlev. Regardless of these expenditures, our products and our product candidates, if developed and approved, may not be commercially successful. Although we generate revenue from Gvoke, Keveyis and Recorlev, if we are unable to generate sufficient product revenue, we will not become profitable and may be unable to continue operations without additional funding.
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
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc. (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of June 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and U.S. Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
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
In addition, we have $100.0 million outstanding under our Hayfin Loan Agreement as of June 30, 2022 and up to an additional $50 million in delayed draw term loans. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
Our PPP Loan, which we repaid in full in June 2020, was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.
On April 21, 2020, we entered into the U.S. Small Business Administration (the "SBA") PPP Note (the "Note") with Silicon Valley Bank (the "PPP Lender") for a loan in the amount of $5.1 million (the "PPP Loan") enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan. In June 2020, we repaid the remaining amount outstanding under the PPP Loan in connection with the concurrent Convertible Notes and equity offerings.
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
We do not have extensive history of product returns and use various factors to estimate the provision for returns, including the launch date of products, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.

Risks Related to the Commercialization and Marketing of our Products and Product Candidates
Risks Related to Commercialization and Marketing
Our business depends entirely on the commercial success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.
To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on launching, marketing and commercializing our approved products, Gvoke, Keveyis and Recorlev, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Keveyis, Recorlev and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. There is no guarantee that the infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Keveyis and Recorlev will be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement" in our most recent Annual Report on Form 10-K.
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
We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke, Keveyis, and Recorlev. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established and recently expanded our sales force to market our products in the United States. There are significant expenses and risks involved with maintaining our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke, Keveyis and Recorlev and the launch and commercialization of our product candidates, if approved.
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
In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates could be delayed which would negatively impact our ability to generate product revenue. For example, as a result of the COVID-19 pandemic, from time to time we have had to limit in-person interactions and engage with many healthcare professionals remotely, which may be less effective. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible.
We intend to leverage the sales and marketing capabilities that we have established for Gvoke to commercialize additional product candidates for the management of other hypoglycemic conditions, if approved by the FDA, in the United States. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates, if approved.
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
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro Pharmaceuticals U.S.A., Inc. ("Taro") produces all of our requirements for Keveyis. The agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro prior to the next renewal, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments for Keveyis after receiving notice thereof and failing to cure such material non-compliance.
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we are experiencing significantly longer lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. For example, the COVID-19 pandemic and the resulting impacts to global supply chains could continue to impact our and our suppliers’ ability to procure sufficient supplies for the manufacture of our commercial products or our product candidates. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including the global health concerns such as the COVID-19 pandemic, fire, acts of terrorism, political instability or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. For example, we have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the Federal Food, Drug, and Cosmetic Act (the "FDCA") based on their primary mode of action as a drug. Third-party manufacturers may not be able to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulations ("QSRs") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections conducted by the FDA. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable CGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or QSRs and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
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

■	we may be subject to price fluctuations due to terms within long-term supply arrangements with suppliers or lack of long-term supply arrangements for key materials and products;
■	given the long lead times to change suppliers, existing suppliers may utilize that as leverage in negotiations with us in a manner that is adverse to our business;
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
If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates. In addition, in the case of the CMOs that supply our products or product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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
Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products on behalf of patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. As the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business. For more information, see the sections entitled, "Business — Coverage and Reimbursement" and "Business — Healthcare Reform" in our most recent Annual Report on Form 10-K.
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
While we have designed our products to be operable by patients, caregivers and healthcare practitioners, we cannot control the successful use of the product by patients, caregivers and healthcare practitioners. Even though our products were used correctly by individuals in our human factors studies for Gvoke, there is no guarantee that these results will be replicated by users in the future. If we are not successful in promoting the proper use of our products by patients, healthcare practitioners and caregivers, we may not be able to achieve market acceptance or effectively commercialize our products. In addition, even in the event of proper use of our products such as Gvoke, individual devices may fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every tablet or device that is produced, and it is possible that individual product may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our products, result in negative press coverage, or increase the risk that we may be sued.
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
If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, former President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act. Specifically, on March 23, 2020, a small subset of “biological products” approved under the Federal Food, Drug, and Cosmetic Act, such as insulin, which historically were approved as drugs, transitioned to being regulated as biological products. Being regulated as biological products enables transition products to serve as the reference product for biosimilar or interchangeable products approved through the abbreviated licensure pathway. The transition is a regulatory action in which the approved drug application for a transition biological product will be “deemed” to be a biologics license application. Thus our XeriSol pramlintide-insulin co-formulation which would have previously been reviewed through a 505(b)(2) NDA was instead required to be approved under the PHS Act. If our other product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible or become ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.
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
To date, patients treated with our ready-to-use glucagon have experienced drug-related side effects typically observed with glucagon products, including nausea, vomiting and headaches. In our clinical trials of Recorlev, the most common adverse reactions (incidence > 20%) were nausea/vomiting, hypokalemia, hemorrhage/contusion, systemic hypertension, headache, hepatic injury, abnormal uterine bleeding, erythema, fatigue, abdominal pain/dyspepsia, arthritis, upper respiratory infection, myalgia, arrhythmia, back pain, insomnia/sleep disturbances, and peripheral edema. In the Keveyis clinical trial, the most common adverse reactions (incidence > 10%) were paresthesia, cognitive disorder, dysgeusia, and confusional state. These adverse events can be dose-dependent and may increase in frequency and severity if we increase the dose to increase efficacy. It is possible that there may be side effects associated with our product candidates’ use. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects of our product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or could also adversely affect physician or patient acceptance thereof. Any of these occurrences may harm our business, financial condition and prospects.

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
We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI") and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome ("NIPHS") which includes patients with PBH. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We will continue to rely on orphan drug exclusivity in the marketing and sales of Keveyis until it expires on August 7, 2022 and intend to rely on orphan drug exclusivity and, if granted, new chemical entity ("NCE") exclusivity in the marketing and sale of Recorlev. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In assessing whether we can demonstrate that our drug provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case-by-case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts if and where we pursue them. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.
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
Even with the FDA approval of Gvoke, Keveyis and Recorlev in the United States and the EMA and MHRA approval of Ogluo in the European Union ("EU") and the United Kingdom ("UK"), we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.
We do not have any products other than Gvoke, Keveyis and Recorlev approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the EU and the UK. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.

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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we obtain marketing approval. For more information, see the section entitled, "Business — Healthcare Reform" in our most recent Annual Report on Form 10-K.
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
As part of our growth strategy, we intend to identify, develop and market additional product candidates leveraging our formulation technology platforms, and evaluate other commercial relationships through collaborations or other strategic agreements. We are exploring various therapeutic opportunities for our pipeline programs. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Gvoke, which delivers ready-to-use glucagon via a pre-filled syringe or auto-injector, was approved by the FDA in 2019 for the treatment of severe hypoglycemia in pediatric (aged two years and above) and adult patients with diabetes. While we have identified several additional potential applications of our ready-to-use glucagon, there is no guarantee that we will be able to utilize our formulation technology platforms to obtain approval of additional product candidates.
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
Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, privacy, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements" in our most recent Annual Report on Form 10-K.
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
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.
Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside the United States and require us to develop and implement costly compliance programs.
We currently have operations in the United States and in Ireland, and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The Foreign Corrupt Practices Act ("FCPA")

prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission ("SEC") is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on U.S. exchanges for violations of the FCPA’s accounting provisions.
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
In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries can further reduce prices. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies, which is time consuming and costly. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
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
We are currently aware of various companies that are marketing existing drugs that may compete with Recorlev such as Corcept Therapeutics and Recordati. The treatment of endogenous Cushing's syndrome patients who fail or are ineligible for surgery in the United States and Europe are: Korlym (mifepristone) marketed by Corcept Therapeutics in the United States; Signifor LAR (pasireotide) and Isturisa (osilodrostat), both marketed by Recordati in the United States and EU; and ketoconazole, metyrapone and mitotane marketed by HRA in the EU. Corcept is developing relacorilant, a second-generation glucocorticoid receptor modulator; currently in Phase 3. Ketoconazole is used off-label for treatment of Cushing's syndrome in the United States. Regulatory approval of ketoconazole for the treatment of endogenous Cushing's syndrome in the United States, which is not currently being sought by any sponsor to our knowledge, could significantly increase competition for Recorlev due to the similar mechanisms of action between the drug products.
If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our product candidates, if approved, could be adversely affected.
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”) was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. We will continue to rely on orphan drug exclusivity in the marketing and sales of Keveyis through expiration of orphan drug exclusivity in August 2022 and intend to rely on orphan drug exclusivity and NCE, if available, exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.

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
Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
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
We cannot be sure that we know of each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of Gvoke, Keveyis, Recorlev, or our product candidates. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Because patent applications can take up to 18 months after filing to become public, and many years to issue, there may be currently pending patent applications that may later result in issued patents upon which our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any compositions formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.
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
A third party or former employee or collaborator may claim an ownership interest in one or more of our patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. A third party could assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel.
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
Risk Related to Intellectual Property Laws
Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time consuming and inherently uncertain. Changes in patent statutes, regulations promulgated under them, and court holdings interpreting the statutes and regulations could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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

Risks Related to Employee Matters, Managing Growth and Ongoing Operations
Risks Related to Potentially Under-resourced Regulatory Authorities
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Risk Related to Employment Matters
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by us, our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation;
■	global health concerns, such as the COVID-19 pandemic; and
■	the other factors described in this “Risk Factors” section.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On August 9, 2022, the closing price of a share of our common stock was $1.7 per share.

The conversion of any of the Convertible Notes or other convertible securities into shares of common stock could have a material dilutive effect that could cause our share price to decline.
We have a number of convertible securities outstanding, including CVRs, Convertible Notes and warrants, and the conversion of such securities into shares of our common stock could have a material dilutive effect that could cause our share price to decline.
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of June 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
Each CVR is worth up to $1.00, payable to CVR holders if future performance milestones are achieved, and settleable in cash, common stock, or a combination of cash and common stock, at our sole election. If the performance milestones are met and we elect to pay the CVR consideration in common stock, it could have a dilutive effect to our earnings per share and cause our share price to decline.
Upon completion of the Acquisition, each outstanding and unexercised Strongbridge warrant (except private placement warrants) was assumed by the Company such that, upon exercise, the applicable holders will have the right to have delivered to them the reference property (as such term is defined in the Strongbridge assumed warrants). We also assumed the outstanding and unexercised Strongbridge private placement warrants and they expired in June 2022. The conversion of these assumed Strongbridge warrants (except private placement warrants) into shares of our common stock could have a dilutive effect that could cause our share price to decline.
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
As of June 30, 2022, we had federal net operating loss carryforwards of $475.7 million and various state net operating loss carryforwards of $309.7 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after June 30, 2022. As of June 30, 2022, we had $5.4 million and $2.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
■
provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty by one or more of our directors, officers or employees, any action asserting a claim against us pursuant to the Delaware General Corporation Law or our charter documents (including the interpretation, validity or enforceability thereof), or any action asserting a claim against us that is governed by the internal affairs doctrine, and that the federal district courts of the United States of America will be the sole and exclusive forum for claims arising under the Securities Act of 1933, as amended (the "Securities Act").

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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of or based on a fiduciary duty owed by any of our current or former directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended. In addition, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).
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
We are an "emerging growth company" and a "smaller reporting company," and the reduced disclosure requirements applicable to “emerging growth companies” and "smaller reporting companies" may make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
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
We may be subject to US federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the EU and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation ("GDPR"), as well as other national data protection legislation in force in relevant Member States (including the UK GDPR and the Data Protection Act 2018 in the UK). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA (or in the case of the UK GDPR, outside of the UK), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
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
Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.
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
Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and related sanctions, export controls or other actions that may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain or those of our third party service providers. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation, supply costs and research and development expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.

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

XERIS BIOPHARMA HOLDINGS, INC.
FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*†	Second Amendment to API Supply Agreement, dated as of May 2, 2022, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
† Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	August 10, 2022	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 10, 2022	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)