Form 10-Q
period 2022-09-30
Xeris Biopharma Holdings, Inc.
filed 2022-11-09
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of October 31, 2022, 135,985,090 shares, par value $0.0001 per share, of common stock were outstanding.

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

■
Our reliance on third-party suppliers, including single-source suppliers, and a limited number of options for alternate sources for Gvoke, Keveyis, and Recorlev or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Keveyis, Recorlev or any product candidates that are approved.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$84,109	$67,271
Short-term investments	9,324	35,162
Trade accounts receivable, net	27,518	17,456
Inventory	20,121	18,118
Prepaid expenses and other current assets	7,847	4,589
Total current assets	148,919	142,596
Property and equipment, net	5,751	6,627
Goodwill	22,859	22,859
Intangible assets, net	123,318	131,450
Other assets	2,170	829
Total assets	$303,017	$304,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,916	$8,924
Other accrued liabilities	37,707	49,088
Accrued trade discounts and rebates	19,321	15,041
Accrued returns reserve	7,277	4,000
Other current liabilities	337	1,987
Total current liabilities	68,558	79,040
Long-term debt, net of unamortized debt issuance costs	138,507	88,067
Contingent value rights	30,100	22,531
Supply agreement liability, less current portion	—	5,991
Deferred rent	6,645	6,883
Deferred tax liabilities	3,856	4,942
Other liabilities	311	1,676
Total liabilities	247,977	209,130

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 135,961,552 and 124,873,316 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14	13
Additional paid in capital	596,903	555,359
Accumulated deficit	(541,840)	(460,110)
Accumulated other comprehensive loss	(37)	(31)
Total stockholders’ equity	55,040	95,231
Total liabilities and stockholders’ equity	$303,017	$304,361
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$29,554	$11,035	$76,724	$27,921
Royalty, contract and other revenue	171	25	380	240
Total revenue	29,725	11,060	77,104	28,161
Costs and expenses:
Cost of goods sold, excluding amortization of intangible assets	5,260	3,220	16,343	8,429
Research and development	6,043	5,663	16,011	15,078
Selling, general and administrative	34,491	26,535	103,388	71,539
Amortization of intangible assets	2,711	—	8,132	—
Total costs and expenses	48,505	35,418	143,874	95,046
Loss from operations	(18,780)	(24,358)	(66,770)	(66,885)
Other income (expense):
Interest and other income	472	66	735	243
Interest expense	(3,989)	(1,798)	(10,958)	(5,384)
Change in fair value of warrants	9	81	1,746	91
Change in fair value of contingent value rights	118	—	(7,569)	—
Total other expense	(3,390)	(1,651)	(16,046)	(5,050)
Net loss before benefit from income taxes	(22,170)	(26,009)	(82,816)	(71,935)
Benefit from income taxes	339	—	1,086	—
Net loss	$(21,831)	$(26,009)	$(81,730)	$(71,935)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	16	(5)	(5)	(34)
Foreign currency translation adjustments	(1)	(1)	(1)	2
Comprehensive loss	$(21,816)	$(26,015)	$(81,736)	$(71,967)

Net loss per common share - basic and diluted	$(0.16)	$(0.39)	$(0.60)	$(1.11)

Weighted average common shares outstanding - basic and diluted	135,951,761	66,497,593	135,508,203	64,722,552
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data; unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(18,411)	(18,411)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Exercise of stock options	20,213	—	32	—	—	32
Vesting of restricted stock units (net of 71,782 shares withheld for tax)	148,643	—	(365)	—	—	(365)
Stock-based compensation	—	—	2,461	—	—	2,461
Other comprehensive loss	—	—	—	(16)	—	(16)
Balance, March 31, 2021	66,333,456	$7	$400,186	$(10)	$(355,796)	$44,387
Net loss	—	—	—	—	(27,515)	(27,515)
Exercise of stock options	55,818	—	140	—	—	140
Stock-based compensation	—	—	2,512	—	—	2,512
Issuance of common stock through employee stock purchase plan	108,096	—	374	—	—	374
Other comprehensive loss	—	—	—	(10)	—	(10)
Balance, June 30, 2021	66,497,370	$7	$403,212	$(20)	$(383,311)	19,888
Net loss	—	—	—	—	(26,009)	(26,009)
Exercise of stock options	525	—	1	—	—	1
Stock-based compensation	—	—	3,665	—	—	3,665
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, September 30, 2021	66,497,895	$7	$406,878	$(26)	$(409,320)	(2,461)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 197,257 shares withheld for tax)	404,743	—	(416)	—	—	(416)
Stock-based compensation	—	—	3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455
Net loss	—	—	—	—	(26,185)	(26,185)
Vesting of restricted stock units (net of 1,317 shares withheld for tax)	2,561	—	(3)	—	—	(3)
Stock-based compensation	—	—	3,152	—	—	3,152
Issuance of common stock through employee stock purchase plan	389,987	—	510	—	—	510
Other comprehensive loss	—	—	—	14	—	14
Balance, June 30, 2022	135,920,743	$14	$593,990	$(52)	$(520,009)	$73,943
Net loss	—	—	—	—	(21,831)	(21,831)
Vesting of restricted stock units (net of 19,007 shares withheld for tax)	40,809	—	(28)	—	—	(28)
Stock-based compensation	—	—	2,941	—	—	2,941
Other comprehensive loss	—	—	—	15	—	15
Balance, September 30, 2022	135,961,552	$14	$596,903	$(37)	$(541,840)	$55,040
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,730)	$(71,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,033	980
Amortization of intangible assets	8,132	—
Amortization of investments	148	353
Amortization of debt issuance costs	1,111	727
Stock-based compensation	9,394	8,638
Loss on extinguishment of debt	1,223	—
Loss on disposal of property and equipment	236	—
Change in fair value of warrants	(1,746)	(91)
Change in fair value of contingent value rights	7,569	—
Changes in operating assets and liabilities:
Trade accounts receivable	(10,062)	(6,686)
Prepaid expenses and other current assets	(2,758)	(386)
Inventory	(1,960)	(5,144)
Accounts payable	(5,008)	1,173
Other accrued liabilities	(12,135)	4,650
Accrued trade discounts and rebates	4,280	798
Accrued returns reserve	3,277	272
Deferred rent	(238)	—
Supply agreement liabilities	(5,280)	—
Other	(2,258)	62
Net cash used in operating activities	(86,772)	(66,589)
Cash flows from investing activities:
Capital expenditures	(392)	(954)
Purchases of investments	—	(30,784)
Sales and maturities of investments	25,685	93,100
Net cash provided by investing activities	25,293	61,362
Cash flows from financing activities:
Proceeds from equity offerings	30,000	27,000
Payments of equity offering costs	—	(54)
Proceeds from issuance of debt	97,295	—
Repayment of debt	(43,496)	—
Payments of debt issuance costs	(4,816)	—
Payments for loss on extinguishment of debt	(737)	—
Proceeds from issuance of employee stock purchase plan shares	510	374
Proceeds from exercise of stock awards	8	167
Repurchase of common stock withheld for taxes	(447)	(365)
Net cash provided by financing activities	78,317	27,122
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase in cash and cash equivalents	16,838	21,894
Cash and cash equivalents, beginning of period	67,271	37,598
Cash and cash equivalents, end of period	$84,109	$59,492
Supplemental schedule of cash flow information:
Cash paid for interest	$7,689	$5,350
Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants related to loan agreement	$2,080	$—

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing innovative products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use liquid glucagon for the treatment of severe hypoglycemia; Keveyis, the first and only U.S. Food and Drug Administration ("FDA") approved therapy for primary periodic paralysis ("PPP"); and Recorlev, approved by the FDA in December 2021 for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s Syndrome. The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation technology platforms, XeriSolTM and XeriJectTM.
On October 5, 2021, Xeris Pharmaceuticals, Inc. ("Xeris Pharma") acquired Strongbridge Biopharma plc ("Strongbridge"), a biopharmaceutical company commercializing therapies for rare diseases with significant unmet needs. Immediately following the acquisition and related transactions, both Xeris Pharma and Strongbridge became wholly-owned subsidiaries of Xeris Biopharma. The common stock of Xeris Pharma and the ordinary shares of Strongbridge were de-registered after completion of the Transactions (as defined below in Note 4). On October 6, 2021, Xeris Biopharma’s common stock, par value $0.0001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol "XERS". See "Note 4 – Business combination" for a more detailed description of the Transactions.
As used herein, the "Company" or "Xeris" refers to Xeris Pharma when referring to periods prior to the acquisition of Strongbridge on October 5, 2021 and to Xeris Biopharma when referring to periods on or subsequent to October 5, 2021. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $541.8 million as of September 30, 2022. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financials. Based on the Company’s current operating plans, existing working capital at September 30, 2022, capital raised in the first quarter and access to the additional $50.0 million remaining from the Credit Agreement and Guaranty with Hayfin Services LLP, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. If needed, the Company may elect to finance its operations through equity or debt financing along with revenues.
There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from the COVID-19 pandemic, and geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, inflationary pressures, the tightening of lending standards or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
Concentration of credit risk
For the three and nine months ended September 30, 2022, four customers accounted for 97% and 96% of the Company’s gross product revenues, respectively. For the three and nine months ended September 30, 2021, three customers accounted for 94% and 94% of the Company’s gross product revenues, respectively. At both September 30, 2022 and December 31, 2021, the same four customers accounted for 99% of the trade accounts receivable, net.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if the fair value increases. This standard would have been effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The effective date of ASC Topic 326 was then delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements.
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
The Company will adopt the new standard using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures. The Company will also elect the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications.
The Company is still evaluating the impact of this new standard on the financial statements and related disclosures. The current estimated impact of the adoption of this new standard is the recognition of a right of use ("ROU") asset within the range of $5.0 million to $7.0 million and a lease liability within the range of $12.0 million to $14.0 million to be recorded as of January 1, 2022, but not reflected until we officially adopted the standard in the fourth quarter of 2022. The Company does not anticipate that the adoption of this standard will have a significant impact on the consolidated statements of operations and comprehensive loss or the consolidated statements of cash flows.
Note 3. Disaggregated revenue
The Company’s revenue is comprised primarily of sales of products and royalty revenue. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below is a description of the Company’s different types of revenue.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
wholesaler or specialty pharmacy) obtains control of promised goods or services, which is when the Company's obligations under the terms of the contract with the customer are satisfied, based on the consideration the Company expects to receive in exchange for those goods or services.
•Royalty, contract and other revenue - Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
The disaggregated revenue by primary products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue (in thousands):
Gvoke	$13,663	$11,035	$37,595	$27,921
Keveyis	13,371	—	35,506	—
Recorlev	2,520	—	3,623	—
Product revenue, net	29,554	11,035	76,724	27,921
Royalty, contract and other revenue	171	25	380	240
Total revenue	$29,725	$11,060	$77,104	$28,161
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The fair value of the common stock issued was determined based on the closing market price of shares of the Company’s common stock on the acquisition date. There were no changes to the purchase price allocation in 2022 and the measurement period closed on June 30, 2022.

The fair value of the equity accounting warrants, which were assumed by the Company in connection with the Transactions, was determined using the Black-Scholes valuation model, which considers the expected terms of the warrants from the acquisition closing date as well as the risk-free interest rate, new exercise price after the 0.7840 conversion rate multiplied by and a volatility of 89.63% (a weighting of 60% of Xeris volatility and 40% of Strongbridge volatility is used).

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
As of the acquisition closing date, there were approximately 74.1 million CVRs. There will be additional issuances of up to 10.5 million CVRs to holders of Strongbridge rollover options and assumed warrants upon exercise.
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
There were no changes to the purchase price allocation in 2022 and the measurement period closed on June 30, 2022.
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
Transaction costs
In connection with the Transactions, the Company incurred significant expenses in 2021, including transaction costs (e.g., bankers' fees, legal fees, consultant fees, etc.). Such transaction costs totaled $8.6 million and were recorded in the selling, general and administrative expenses in third quarter 2021 through second quarter 2022. No additional transaction costs were incurred in third quarter 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$29,725	$22,556	$77,104	$58,081
Net loss	$(21,831)	$(28,566)	$(81,730)	$(96,544)
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
Note 5. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of highly liquid investments with minimum “A” rated securities and, as of September 30, 2022, consist of U.S. Treasury and agency bonds and corporate entity commercial paper and securities, all with maturities of more than three months but less than one year at the date of purchase. Debt securities as of September 30, 2022 had an average remaining maturity of 0.1 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. Refer to "Note 13 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s available-for-sale investments by major security type as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$5,399	$—	$—	$5,399
Corporate securities	2,624	—	(7)	2,617
Foreign government securities	1,313	—	(5)	1,308
Total available-for-sale investments	$9,336	$—	$(12)	$9,324

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$21,773	$—	$—	$21,773
Corporate securities	12,072	2	(7)	12,067
Foreign government securities	1,324	—	(2)	1,322
Total available-for-sale investments	$35,169	$2	$(9)	$35,162
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and our intent to sell. For

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.
Note 6. Inventory
The components of inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$6,047	$5,181
Work in process	9,380	7,442
Finished goods	4,694	5,495
Inventory	$20,121	$18,118
Inventory reserves were $1.2 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.
Note 7. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Lab equipment	$3,710	$3,739
Furniture and fixtures	1,355	1,355
Computer equipment	473	307
Office equipment	8	28
Software	307	307
Leasehold improvements	5,066	5,026
Total property and equipment	10,919	10,762
Less: accumulated depreciation and amortization	(5,168)	(4,135)
Property and equipment, net	$5,751	$6,627
Depreciation and amortization expense relating to property and equipment was $0.4 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Depreciation and amortization expense relating to property and equipment was $1.0 million and $1.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Intangible assets
Identified intangible assets consisted of the following (in thousands):

	Life (Years)	September 30, 2022			December 31, 2021
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(2,200)	$8,800	$11,000	$(550)	$10,450
Definite-lived intangible asset - Recorlev	14	121,000	(6,482)	114,518	121,000	—	121,000
Total intangible assets		$132,000	$(8,682)	$123,318	$132,000	$(550)	$131,450
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
As of September 30, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2022 remaining	$2,711
2023	10,843
2024	10,843
2025	10,843
2026	10,293
Thereafter	77,785
Total	$123,318

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9. Other accrued liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee costs	$10,792	$19,638
Supply agreement - current portion	6,720	6,009
Accrued supply chain costs	1,287	595
Accrued marketing costs	3,714	3,237
Accrued research and development costs	1,417	1,998
Accrued restructuring charges	3,854	6,715
Accrued interest expense	3,459	1,413
Accrued Strongbridge transaction costs	—	1,839
Accrued other costs	6,464	7,644
Other accrued liabilities	$37,707	$49,088
Note 10. Restructuring costs
After the completion of the Acquisition on October 5, 2021, the Company undertook a strategic restructuring to streamline the organization and realize operating expense synergies. The costs associated with the restructuring include employee termination costs. The Company expects to incur total restructuring cost of approximately $11.1 million related to this plan, which has been fully recorded as of September 30, 2022. Costs of $1.5 million were incurred in the nine months ended September 30, 2022, with the majority incurred in first quarter 2022. The majority of the restructuring costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company anticipates the restructuring related to the Strongbridge acquisition to be substantially complete by fourth quarter 2023. The restructuring reserve is included in other accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets.
The following table summarizes the initial restructuring reserve in connection with the Strongbridge acquisition and the payments made during the nine months ended September 30, 2022 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2021	$6,713
Restructuring costs	1,488
Payments	(4,068)
Balance accrued at September 30, 2022 [1]	$4,133
1 Approximately $279,000 of the restructuring cost was included in the other long-term liabilities as of September 30, 2022.
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
The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), between Xeris Pharma and U.S. Bank National Association, as trustee, as supplemented by the first supplemental indenture thereto dated June 30, 2020 (the "First Supplemental Indenture"), between U.S. Bank National Association, as trustee, and the second supplemental indenture thereto dated October 5, 2021 (the "Supplemental Indenture" and together with the Base Indenture and First Supplemental Indenture, the "Indenture"), among the Company, Xeris Pharma and U.S. Bank National Association, as trustee. The Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021, to holders of record at the close of business on the preceding January 1 and July

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1, respectively. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.
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
Loan Agreement
In September 2019, Xeris Pharma entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent (in such capacity, the "Collateral Agent") and a lender, and Silicon Valley Bank, as a lender ("SVB", and together with Oxford, the "Prior Lenders"), which amended and restated that certain Loan and Security Agreement dated February 28, 2018 with the Prior Lenders, in its entirety. The Amended Loan Agreement provided for the Prior Lenders to extend up to $85.0 million in term loans to Xeris Pharma in three tranches of which $60.0 million was drawn down in September 2019.
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the "Agent"), pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans (the "Initial Loan") to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the "Delayed Draw Term Loan" and, together with the Initial Loan, the "Loans") in no more than three drawings of no less than $10.0 million per drawing, subject to the Company being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On September 29, 2022, the Company entered into Amendment No. 1 to Credit Agreement and Guaranty ("Amendment No. 1") with Xeris Pharma, the Lenders parties thereto and the Agent, to amend the Hayfin Loan Agreement. Amendment No. 1 provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022 between Xeris Pharma and Fulton Ogden Venture, LLC, as the landlord, for the premises located at 1375 West Fulton Street in Chicago.
The components of debt are as follows (in thousands):

	September 30, 2022	December 31, 2021

Convertible Notes	$47,175	$47,175
Loan facility	96,140	43,500
Less: unamortized debt issuance costs	(4,808)	(2,608)
Long-term debt, net of unamortized debt issuance costs	$138,507	$88,067
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2022 remaining	$—
2023	—
2024	—
2025	47,175
2026	—
Thereafter	100,000
$147,175
For the three and nine months ended September 30, 2022, the Company recognized interest expense of $4.0 million and $11.0 million, respectively, of which $0.4 million and $1.1 million, respectively, related to the amortization of debt discount and issuance costs and a $1.2 million loss on extinguishment of debt in the nine months ended September 30, 2022 related to the Amended Loan Agreement with the Prior Lenders, which ceased in March 2022. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $1.8 million and $5.4 million, respectively, of which $0.2 million and $0.7 million, respectively, related to the amortization of debt issuance costs.

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
As of September 30, 2022, the following warrants were outstanding:

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
	8,268,258
The Company recognized gains of $8,000 and $1,000 upon the change in fair value of the warrants during the three months ended September 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized losses of $46,000 and $35,000 upon the change in fair value of the warrants during the three months ended September 30, 2021 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
The Company recognized gains of $42,000 and $27,000 upon the change in fair value of the warrants during the nine months ended September 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $1.7 million related to the change in fair value and the expiration of the assumed Strongbridge private placement warrants in June 2022. The Company recognized gains of $53,000 and $38,000 upon the change in fair value of the warrants during the nine months ended September 30, 2021 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 13. Fair value measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:
Level 1: Measured using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Measured using quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021 (in thousands):

	Total as of September 30, 2022	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$84,109	$84,109	$—	$—

Investments:
Corporate securities	2,617	—	2,617	—
Commercial paper	5,399	—	5,399	—
Foreign government	1,308	—	1,308	—
Total investments	$9,324	$—	$9,324	$—

Liabilities
Contingent value rights	$30,100	$—	$—	$30,100

Warrant liabilities	$23	$—	$—	$23

	Total as of December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,271	$67,271	$—	$—

Investments:
Corporate securities	12,067	—	12,067	—
Commercial paper	21,773	—	21,773	—
Foreign government	1,322	$—	1,322	—
Total investments	$35,162	$—	$35,162	$—

Liabilities
Contingent value rights	$22,531	$—	$—	$22,531
Warrant liabilities	$1,769	$—	$—	$1,769

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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2021	$22,531
Change in fair value of CVRs	7,569
Balance at September 30, 2022	$30,100

As of September 30, 2022, the CVRs were revalued at $30.1 million using the same methods described above. During the nine months ended September 30, 2022, a loss of $7.6 million was recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the changes in the fair values of the CVRs. Refer to "Note 16 – Commitments and contingencies" for additional information on the CVRs.
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
The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2021	$1,769
Change in fair value of warrants	(1,746)
Balance at September 30, 2022	$23

There were no transfers between any of the levels of the fair value hierarchy during the nine months ended September 30, 2022.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, and each January 1 thereafter, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 4,994,933 shares and 2,384,448 shares, respectively. As of September 30, 2022, there were 3,115,603 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the ESPP increased by 386,000 shares and 386,000 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 389,987 shares at a price of $1.54 per share for the ESPP offering period which ended June 30, 2022. As of September 30, 2022, there were 473,740 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of September 30, 2022, there were 241,885 shares of common stock available for future issuance under the Inducement Plan.
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
On the acquisition closing date, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of September 30, 2022, there were 3,481,192 shares reserved for future grants under the Assumed Plans.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of stock options granted during the period was estimated with the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (years)	5.5	6.0
Risk-free interest rate	3.01%	1.14%
Expected volatility	80.18%	76.30%
Expected dividends	—	—
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the nine months ended September 30, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2021	11,362,336	$5.86	5.62
Granted	175,000	2.10
Exercised	(11,228)	0.69
Forfeited	(74,665)	5.26
Expired	(1,632,695)	8.57
Outstanding - September 30, 2022	9,818,748	$5.35	4.91
Exercisable - September 30, 2022	8,720,670	$5.45	4.58
Vested and expected to vest at September 30, 2022	9,818,748	$5.35	4.91
The weighted average fair value of awards granted during the nine months ended September 30, 2022 was $1.43 per share.
At September 30, 2022, there was a total of $2.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.2 years.

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
A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2021	2,005,041	$5.15
Granted	4,299,100	2.75
Vested	(665,569)	5.63
Forfeited	(409,611)	2.94
Unvested balance - September 30, 2022	5,228,961	$3.29
As of September 30, 2022, there was $12.2 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$—	$31	$—	$78
Research and development	332	398	1,295	1,152
Selling, general and administrative	2,609	3,236	8,099	7,408
Total stock-based compensation expense	$2,941	$3,665	$9,394	$8,638
Note 16. Commitments and contingencies
Commitments
Commitments to Taro Pharmaceuticals U.S.A., Inc. ("Taro")
Upon the completion of Strongbridge acquisition, the Company also acquired the supply agreement Strongbridge had with Taro to produce Keveyis. Strongbridge was obligated to purchase annual minimum amounts of product totaling approximately $29.1 million over a six-year period from Taro. As of September 30, 2022, the remaining obligation under the Supply Agreement was $8.0 million. The term of the agreement with Taro was renewed for an additional two years beyond the termination of the orphan exclusivity period. If Taro declines to renew the agreement during the next renewal period, the Company has the right to manufacture the product on its own or have the product manufactured by a third party on its behalf. The Company is also required to reimburse Taro for a royalty obligation resulting from its sale of Keveyis to the Company.
Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2037. The non-cancellable lease agreements provide for monthly lease payments which increase during the term of each lease agreement.
On September 29, 2022, Xeris Pharma entered into an Amended and Restated Lease (the “Lease”) with Fulton Ogden Venture, LLC (“Landlord”) whereby Xeris Pharma will lease approximately 87,032 square feet of office and laboratory space at 1375 West Fulton Street, Chicago, Illinois (the “Premises”), which Premises includes Xeris Pharma’s existing laboratory space. The term of the original lease commenced on January 1, 2020 as to Xeris Pharma’s existing space at 1375 West Fulton Street, and the Lease will commence on the later of the substantial completion of the Landlord’s improvement work and April 1, 2023 (“Expansion Commencement Date”) as

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
to the expansion portion of the Premises, and for the entire Premises, the term will expire on the earlier of the last day of the One Hundred Fifty-Sixth (156th) full calendar month following the Expansion Commencement Date and March 31, 2037, unless extended or earlier terminated pursuant to the terms of the Lease. Xeris Pharma has the option to extend the term of the Lease for two successive five-year periods, subject to the terms and conditions of the Lease. In addition, the Lease contains customary default provisions, including, without limitation, those relating to payment default and bankruptcy events.
A copy of the Lease is filed as an exhibit to this Form 10-Q.
Future minimum lease payments under operating leases at September 30, 2022 are as follows (in thousands):

2022 remaining	$356
2023	1,444
2024	4,890
2025	6,080
2026	6,232
Thereafter	58,378
Total minimum lease payments	$77,380
Total rent expense under these operating leases was $0.7 million and $0.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
As of September 30, 2022, the Company had unused letters of credit of $1.5 million, which were issued primarily to secure leases. Amendment No. 1 to the Hayfin Loan Agreement disclosed in "Note 11 - Long-term Debt", which provides for the Lenders’ consent to and allows for the issuance of the Letter of Credit that is to be issued to the Landlord under the Lease, Xeris Pharma amended the existing letter of credit to increase its face value from $0.4 million to $3.2 million to secure its obligations under the Lease in October.
Contingencies
CVR liability
Upon closing the Transactions, the Company entered into a CVR Agreement. Each CVR entitles its holder to receive additional consideration of up to $1.00, to satisfy future performance milestones, settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election. As of the acquisition closing date, there were approximately 74.1 million CVRs. There will be additional issuances of up to 10.5 million CVRs to holders of Strongbridge rollover options and assumed warrants upon exercise.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2022, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of September 30,
	2022	2021
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	9,818,748	5,013,525
Restricted stock units	5,228,961	2,062,907
Warrants	8,362,270	94,012
Total anti-dilutive securities excluded from EPS computation [2]	38,826,646	22,587,111
2 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

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

Patents
We currently own 143 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Upon completion of the Transactions, Xeris Biopharma Holdings, Inc. controls the patents of Xeris Pharma and Strongbridge Dublin Limited, the latter of which has 53 granted patents globally related to proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. This includes US Patent No. 11,020,393, which was granted on June 1, 2021, and which provides patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
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

We believe these four pillars of our strategy can bring new products to market and transform the lives of patients with life-impacting diseases and ultimately drive value for Xeris’ shareholders. Pursuing these strategies provides Xeris with a range of value driving opportunities that are incremental to the value already realized by the Xeris enterprise.
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
For the three months ended September 30, 2022 and September 30, 2021, we reported net losses of $21.8 million and $26.0 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, we reported net losses of $81.7 million and $71.9 million, respectively. We have not been profitable since inception, and, as of September 30, 2022, our accumulated deficit was $541.8 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Development of product candidates

Active programs:
■
Ready-to-Use Product for Endocrinology (Levothyroxine; XP-8121): We are currently in Phase 1 development with product candidate XP-8121, a potential once weekly sub-cutaneous injection designed to address maintenance therapy in patients with congenital or acquired hypothyroidism who require daily thyroid hormone replacement. The third dosage cohort has been conducted and we are compiling the data. We have requested a meeting with the FDA and expect feedback by year-end to end our Phase 1 interaction and propose our Phase 2 and Phase 3 programs.

Unfunded programs:
■
Ready-to-Use Glucagon (XP-9164) for Gastroenterology: We have completed Phase 1 development with product candidate XP-9164, an early-stage compound for gastroenterology. XP-9164 is intended to address unmet needs in the growing procedural gastroenterology market.

■
Ready-to-Use Glucagon for Exercise-Induced Hypoglycemia (EIH) in Diabetes: We have completed Phase 2 for our ready-to-use glucagon for exercise-induced hypoglycemia in diabetes. Based on FDA interactions and expectations for a registrational program to support a mini-dose prevention indication for Glucagon RTU in EIH, we submitted an IND in February 2022 and received FDA clearance in March 2022.

Inactive programs:
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

■
Ready-to-Use Diazepam (XP-0863): XP-0863 is a liquid formulation of diazepam for intramuscular injection being studied for the treatment of ARS. Xeris’ patent protected technology XeriSol™ has been used to develop a room-temperature stable, ready-to-use, small-volume solution of diazepam for intramuscular injection delivered by an auto-injector, which will provide patients and caregivers an alternative to rectal and nasal administrations of benzodiazepines. XP-0863 is designed to address variable absorption, and suboptimal PK profiles of the currently marketed formulations of benzodiazepines, by offering a longer duration of action, consistent absorption of drug delivered through intramuscular administration, and a convenient and reliable form factor of the autoinjector. XP-0863 has been granted an orphan designation by the FDA for the treatment of ARS and Dravet syndrome in patients with epilepsy. At this time we are not actively seeking a license agreement for this development project.

Impact of COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has impacted our business operations, employees, patients and communities as well as the global economy and financial markets. The COVID-19 pandemic continues to evolve and has, over time, led to the implementation of various public health responses.
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
We believe that customer demand for our products has been adversely impacted by COVID-19 due to the disruption the pandemic has caused in patients' normal access to healthcare as well as our sales and marketing personnel's access to customers. Remote interactions, when required, generally are not as effective as in-person interactions. In addition, several conferences and other programs at which we intended to market our products were postponed, canceled and/or transitioned to virtual meetings.
We have incurred operating losses since inception, and we have an accumulated deficit of $541.8 million at September 30, 2022. Although we believe that our cash, cash equivalents, investments, and expected revenue from sales of Gvoke, Keveyis, and Recorlev will enable us to fund our operating and capital expenditure requirements for at least the next 12 months, we cannot predict the impact of the COVID-19 pandemic on our future results of operations and financial condition due to a variety of factors, including the health of our employees, the ability of suppliers to continue to operate and deliver, the ability of Xeris and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic, the emergence of variants and acceptance of vaccines, and if COVID-19 persists. As further detailed in "Liquidity and Capital Resources" below, we have relied on equity and debt financing for our funding to date and completed concurrent convertible debt and equity offerings in June/July 2020 under which we raised gross proceeds of $109.4 million and a registered direct offering in March 2021 under which we raised gross proceeds of $27.0 million. On January 3, 2022, we entered into a securities purchase agreement in connection with a private placement for aggregate gross proceeds of approximately $30.0 million. In March 2022, we entered into a Credit Agreement and Guaranty which provided for the lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date.
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
Components of our Results of Operations
The following discussion sets forth certain components of our statement of operations of Xeris for three and nine months ended September 30, 2022 and September 30, 2021 as well as factors that impact those items.
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
Research and development activities are central to our business model. We expect to continue to incur significant research and development expenses as we advance our pipeline candidates and in particular plan and conduct clinical trials, prepare regulatory filings for our product candidates, and utilize internal resources to support these efforts. Our research and development costs have declined as compared to previous levels as a result of directing significant funding to our commercial activities.
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
Amortization of intangible assets
Amortization of intangible assets relates to the amortization of our products: Keveyis and Recorlev. These two intangible assets are being amortized over a five-year and fourteen-year period, respectively, using the straight-line method.
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, Hayfin Loan Agreement, Amended Loan Agreement, interest income earned on deposits and investments, and the change in fair value of our warrants and CVRs.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue:
Gvoke	$13,663	$11,035	$2,628	23.8	$37,595	$27,921	$9,674	34.6
Keveyis	13,371	—	13,371	nm	35,506	—	35,506	nm
Recorlev	2,520	—	2,520	nm	3,623	—	3,623	nm
Product revenue, net	$29,554	$11,035	$18,519	167.8	$76,724	$27,921	$48,803	174.8
Royalty, contract and other revenue	171	25	146	nm	380	240	140	58.3
Total revenue	29,725	11,060	18,665	168.8	77,104	28,161	48,943	173.8

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	5,260	3,220	2,040	63.4	16,343	8,429	7,914	93.9
Research and development	6,043	5,663	380	6.7	16,011	15,078	933	6.2
Selling, general and administrative	34,491	26,535	7,956	30.0	103,388	71,539	31,849	44.5
Amortization of intangible assets	2,711	—	2,711	nm	8,132	—	8,132	nm
Total cost and expenses	48,505	35,418	13,087	37.0	143,874	95,046	48,828	51.4
Loss from operations	(18,780)	(24,358)	5,578	(22.9)	(66,770)	(66,885)	115	(0.2)
Other income (expense):
Interest and other income	472	66	406	nm	735	243	492	202.5
Interest expense	(3,989)	(1,798)	(2,191)	121.9	(10,958)	(5,384)	(5,574)	103.5
Change in fair value of warrants	9	81	(72)	(88.9)	1,746	91	1,655	nm
Change in fair value of contingent considerations	118	—	118	nm	(7,569)	—	(7,569)	nm
Total other expense	(3,390)	(1,651)	(1,739)	105.3	(16,046)	(5,050)	(10,996)	217.7
Net loss before benefit from income taxes	(22,170)	(26,009)	3,839	(14.8)	(82,816)	(71,935)	(10,881)	15.1
Benefit from income taxes	339	—	339	nm	1,086	—	1,086	nm
Net loss	$(21,831)	$(26,009)	$4,178	(16.1)	$(81,730)	$(71,935)	$(9,795)	13.6
1 nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $2.6 million or 23.8% and $9.7 million or 34.6% for the three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021, respectively. Gvoke prescriptions grew 40.9% and 59.2% during the three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis, which was added to our commercial product portfolio through the Acquisition, had net revenue of $13.4 million and $35.5 million for the three and nine months ended September 30, 2022, respectively.
Recorlev, which received FDA approval in December 2021, had net revenue of $2.5 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
Cost of goods sold
Cost of goods sold were $5.3 million and $16.3 million for the three and nine months ended September 30, 2022, respectively. The increases were attributable to an increase in sales as well as product mix and increased costs.

Research and development expenses
Research and development expenses increased $0.4 million or 6.7% for the three months ended September 30, 2022 when compared to the same period ended September 30, 2021. The increase was primarily driven by clinical services costs.
Research and development expenses increased $0.9 million or 6.2% for the nine months ended September 30, 2022 compared to the same period ended September 30, 2021. The increase was primarily driven by higher personnel related costs, offset by lower product development costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $8.0 million or 30.0% and $31.8 million or 44.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods ended September 30, 2021. Personnel-related costs increased by $4.6 million and $24.2 million, respectively, primarily to support Keveyis, acquired in October 2021, and Recorlev, launched in 2022, as well as an expansion of our endocrinology sales force. We also had a $2.6 million and $4.5 million increase in marketing expenses, respectively, primarily to support the launch of Recorlev.
Amortization of intangible assets
For the three and nine months ended September 30, 2022, amortization of intangible assets was $2.7 million and $8.1 million, respectively, from Keveyis and Recorlev, each of which was acquired as part of the Strongbridge Acquisition in October 2021.
Other income (expense)
For the three and nine months ended September 30, 2022, interest expense increased $2.2 million or 121.9% and $5.6 million or 103.5% in comparison to the same periods ended September 30, 2021, respectively. The higher interest expenses in both periods was primarily due to higher interest expense related to the Hayfin loan.
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
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of September 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the Private Placement with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022.

In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “Lenders”) and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans (the “Initial Loan”) to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (the “Delayed Draw Term Loans” and, together with the Initial Loan, the "Loans") in no more than three drawings of no less than $10.0 million per drawing subject to us being in pro forma compliance with the financial covenants and other conditions set forth therein. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed. On September 29, 2022, the Company entered into Amendment No. 1 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $541.8 million at September 30, 2022. Based on our current operating plans and existing working capital at September 30, 2022 and access to the additional $50.0 million remaining from the Hayfin Loan Agreement, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021

Net cash used in operating activities	$(86,772)	$(66,589)
Net cash provided by investing activities	25,293	61,362
Net cash provided by financing activities	78,317	27,122
Operating activities
Net cash used in operating activities was $86.8 million for the nine months ended September 30, 2022, compared to $66.6 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities was primarily driven by higher personnel related costs from increased headcount and restructuring costs related to the Strongbridge acquisition. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Investing activities
Net cash provided by investing activities was $25.3 million for the nine months ended September 30, 2022, compared to $61.4 million for the nine months ended September 30, 2021. The decrease in cash provided by investing activities in 2022 was primarily due to a lower number of investments maturing or being sold.
Financing activities
Net cash provided by financing activities was $78.3 million for the nine months ended September 30, 2022, compared to $27.1 million for the nine months ended September 30, 2021. The increase was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.5 million from the March 2022 Hayfin Loan Agreement, partially offset by the payoff of the principles on the Amended Loan Agreement of $43.5 million in March 2022, as compared to the proceeds of $27.0 million from the March 2021 registered direct offering of our common stock.
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
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates", for a description of recent accounting pronouncements applicable to our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash and Cash Equivalents and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash and cash equivalents and investments outstanding at September 30, 2022 would increase or decrease interest income by approximately one million dollars on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to U.S. dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Hayfin Loan Agreement at September 30, 2022, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, as a result of the ongoing and evolving COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

■
If restrictive measures to reduce the spread of the virus are reintroduced, our sales and marketing personnel's access to customers may be adversely impacted. Remote interactions, if required, may be less effective than in-person interactions and could adversely impact demand for our products. In addition, several conferences and other programs at which we intended to market our products were postponed, canceled and/or transitioned to virtual meetings and if restrictions are reintroduced, we may be similarly impacted again.

■
We currently rely on third-party suppliers and contract manufacturing organizations ("CMOs") for the manufacturing of Gvoke, Keveyis, and Recorlev, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke, Keveyis, and Recorlev. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. Certain of our third party suppliers in our supply chain for materials have been adversely impacted by restrictions resulting from the COVID-19 pandemic or supply chain issues, including staffing shortages, production slowdowns and disruptions in delivery systems, and may continue to be impacted such that our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of our products.

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

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to schedule batch manufacturing activities or obtain materials needed for our clinical trials and/or commercial products. These supply chain disruptions may lead to delays in these trials and/or issues with our commercial supply.
The coronavirus pandemic and its effects continue to impact our business. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence of new variants, the efficacy, acceptance and availability of vaccines in various geographies, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain the coronavirus or address its impact in the short and long term, among others.

We do not yet know the full extent of potential impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
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
We have incurred significant losses in every fiscal year since inception. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $81.7 million and $71.9 million, respectively. In addition, our accumulated deficit as of September 30, 2022 was $541.8 million.
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
Our ability to generate revenue from Gvoke, Keveyis and Recorlev, and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

■	obtain commercial quantities of our products at acceptable cost levels;
■	successfully manage inventory;
■	sell and distribute our products on terms acceptable to us;

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
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc., as amended by Amendment No. 1 to Credit Agreement and Guaranty dated September 29, 2022 (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of September 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and U.S. Bank National

Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
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
In addition, we have $100.0 million outstanding under our Hayfin Loan Agreement as of September 30, 2022 and up to an additional $50 million in delayed draw term loans. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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
We may be subject to CARES Act-specific lookbacks and audits until May of 2026 that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.
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
We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke, Keveyis, and Recorlev. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established and continue to expand our sales force to market our products in the United States. There are significant expenses and risks involved with maintaining our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke, Keveyis and Recorlev and the launch and commercialization of our product candidates, if approved.
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

Risks Related to Third-Parties Actions and Market Acceptance
Our reliance on third-party suppliers, including single-source suppliers, and a limited number of options for alternate sources for Gvoke, Keveyis, and Recorlev or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Keveyis, Recorlev or any product candidates that are approved.
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro Pharmaceuticals U.S.A., Inc. ("Taro") produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments for Keveyis after receiving notice thereof and failing to cure such material non-compliance.
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
Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products on behalf of patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. As the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure and other terms favorable to them. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business. For more information, see the sections entitled, "Business — Coverage and Reimbursement" and "Business — Healthcare Reform" in our most recent Annual Report on Form 10-K.
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
We have received orphan drug designation from the FDA for four indications for our product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI") and our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome ("NIPHS") which includes patients with PBH. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We relied on orphan drug exclusivity in the marketing and sales of Keveyis until it expired on August 7, 2022 and intend to rely on orphan drug exclusivity and, if granted, new chemical entity ("NCE") exclusivity in the marketing and sale of Recorlev. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In assessing whether a drug provides a “major contribution to patient care” over and above the currently approved drugs, which is evaluated by the FDA on a case-by-case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts if and where we pursue them. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.
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
The cost of prescription pharmaceuticals in the United States has also been the subject of considerable debate, and members of Congress have indicated that they will address such costs through new legislative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. There has recently been intense publicity regarding the pricing of pharmaceutical products generally, including publicity and pressure resulting from the prices charged for new products as well as price increases for older products that the government and public deem excessive. We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which could reduce our revenue and future profitability. Many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. We could incur significant expense and experience reputational harm as a result of these or other similar future inquiries, as well as reduced market acceptance and demand for our products, which could harm our ability to market our products in the future. These factors could also result in changes in our product pricing and distribution strategies, reduced demand for our products and/or reduced reimbursement of products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.
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
Our relationships with customers and payors is subject to applicable anti-kickback, fraud and abuse, transparency, privacy, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements" in our most recent Annual Report on Form 10-K.
Efforts to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.
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
For example, Gvoke has numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi®, an intranasal glucagon dry powder, Eli Lilly's GEK, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. Zealand Pharma received approval by the FDA of its dasiglucagon auto-injector Zegalogue® in March 2021 and recently entered into a global license and development agreement to commercialize Zegalogue with Novo Nordisk. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.
The widespread acceptance of currently available therapies with which our products and product candidates compete or will compete may limit market acceptance of Gvoke or our product candidates even if approved and commercialized. For example, traditional glucagon kits currently available for hypoglycemia are widely accepted in the medical community and have a long history of use. These treatments compete with Gvoke and may limit the potential for Gvoke to receive widespread acceptance.
In addition, Keveyis is an oral carbonic anhydrase inhibitor, that was approved in the United States to treat hyperkalemic, hypokalemic and related variants of PPP. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP. In addition, due to the end of orphan drug exclusivity, new generic competition may compete with Keveyis and sales of Keveyis could be negatively affected and our results of operations could suffer.
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
If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products and product candidates, if approved, could be adversely affected.
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”) was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. We relied on orphan drug exclusivity in the marketing and sales of Keveyis through expiration of orphan drug exclusivity in August 2022 and intend to rely on orphan drug exclusivity and if available, NCE exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.
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
Others may challenge inventorship or claim an ownership interest in our intellectual property, which could expose it to litigation and have a significant adverse effect on its prospects.
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
Risk Related to Intellectual Property Laws
Changes to the patent law in the United States and other jurisdictions could diminish the value of our patents in general, thereby impairing our ability to protect our products.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. During the COVID-19 public health emergency, the FDA has worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation; and
■	global health concerns, such as the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On November 7, 2022, the closing price of a share of our common stock was $1.53 per share.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into

13,171,791 shares of our common stock. As of September 30, 2022, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
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
As of September 30, 2022, we had federal net operating loss carryforwards of $475.7 million and various state net operating loss carryforwards of $309.7 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after September 30, 2022. As of September 30, 2022, we had $5.4 million and $2.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack, including ransomware, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims against the Company and ultimately harm our business.
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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. Analysts who publish information about our common stock may have relatively little experience covering our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, or remain at a historically high rate, it will affect our expenses, such as employee compensation, supply costs and research and development expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.
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

XERIS BIOPHARMA HOLDINGS, INC.
FORM 10-Q
INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Amended and Restated Lease dated September 29, 2022 between Xeris Pharmaceuticals, Inc. and Fulton Ogden Venture, LLC

10.2 *	Amendment No. 1 to Credit Agreement and Guaranty dated September 29, 2022 among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent

10.3 *†	Amendment No. 3 to Commercial Supply Agreement dated August 31, 2022 between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
Date:	November 9, 2022	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 9, 2022	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)