Form 10-K
period 2022-12-31
Xeris Biopharma Holdings, Inc.
filed 2023-03-08
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of June 30, 2022, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $209.3 million based on the closing sales price as reported on the Nasdaq Stock Market.
As of February 28, 2023, 137,288,602 shares, par value $0.0001 per share, of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the Registrant's 2023 Annual Meeting of Shareholders. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2022.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We expect to incur losses over the next few years and may not be able to achieve or sustain revenues or profitability in the future.
■	We may never be profitable and we may not be able to continue operations without additional fundings.
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

■
Reimbursement decisions by third-party payors and consolidation within the healthcare industry and among competitors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used and pricing pressure may impact our ability to sell our products at prices necessary to support our current business strategies.

■	Our business may continue to be adversely affected by the ongoing Coronavirus ("COVID-19") pandemic.
■	Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed indications for our product candidates. If our clinical trials fail to demonstrate efficacy and safety to the satisfaction of the Food and Drug Administration ("FDA") or other regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
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

■
Our success depends on our ability to protect our intellectual property and proprietary formulation science, as well as the ability of our collaborators to protect their intellectual property and proprietary formulation science.

■	Our stock price has been and will likely continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
■	Our data collection and processing activities are governed by restrictive regulations governing the use, processing and, in certain jurisdictions, cross-border transfer of personal information.
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the United States Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

XERIS BIOPHARMA HOLDINGS, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2022

Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K (this "Annual Report") are referred to without the ® and ™ symbols, but absence of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. The trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

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
•the effect of uncertainties related to the current coronavirus pandemic, or any other health epidemic, on United States and global markets, our business, financial condition, operations, third-party suppliers or the global economy as a whole;
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
•our expectations related to the collaboration and partnerships with other pharmaceutical companies regarding the development of formulations of their proprietary therapeutics using our formulation science;
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
•developments relating to our competitors and our industry, including the impact of government regulation; and
•other risks and uncertainties, including those listed under the section entitled "Risk Factors" (refer to Part 1, Item 1A, of this Annual Report on Form 10-K).
In some cases, forward-looking statements can be identified by terminology such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and terms of similar meaning. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled "Risk Factors". If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.
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

PART I
ITEM 1. BUSINESS
As used herein, the "Company", "Xeris", "we" or "our" refers to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge on October 5, 2021 and to Xeris Biopharma Holdings, Inc. ("Xeris Biopharma") when referring to periods on or subsequent to October 5, 2021. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo.
Overview
We are focused on building an innovative, self-sustaining, growth-oriented biopharma company committed to improving patients’ lives by developing and commercializing clinically meaningful products across a range of therapies. We are uniquely positioned to achieve this through our three commercial products and our proprietary formulation science (XeriSol and XeriJect) which generates partnerships and enhances our product candidates.
Commercial Products
Our top priority is maximizing the potential of our three commercial products:
•Gvoke is a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia. The product is indicated for use in pediatric and adult patients with diabetes age 2 years and above and can be administered in 2 simple steps. The estimated total addressable market for this drug is approximately $5.0 billion in the United States.
•Keveyis is the first therapy approved in the United States to treat hyperkalemic, hypokalemic, and related variants of Primary Periodic Paralysis ("PPP"). PPP is a rare genetic, neuromuscular disorder that can cause extreme muscle weakness and/or paralysis; some forms are also commonly associated with myotonia or muscle stiffness. The estimated total addressable market for this therapy is greater than $0.5 billion in the United States.
•Recorlev is a cortisol synthesis inhibitor approved for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s syndrome for whom surgery is not an option or has not been curative. Endogenous Cushing’s syndrome is a rare but serious and potentially fatal endocrine disease caused by chronic elevated cortisol exposure. The estimated total addressable market for this therapy is approximately $3.0 billion in the United States.
Our proprietary formulation capabilities
Our company name, Xeris, is derived from the ancient Greek word xērós meaning 'dry' or 'without water/non-aqueous'. Our proprietary, non-aqueous formulation capabilities are designed to enable the convenient injection of medicines previously uninjectable or poorly injectable when utilizing aqueous approaches. Both XeriSol and XeriJect offer the opportunity to create ready-to-use, room-temperature stable, highly concentrated, injectable formulations of both small and large molecules. These proprietary formulation capabilities can enable subcutaneous (SC) or intramuscular (IM) administration in lieu of intravenous (IV) infusion, allow for convenient, cost-effective storage, and provide an improved patient, caregiver, and healthcare provider experience. XeriSol and XeriJect have broad applications and enable us to develop our own internal product development candidates in endocrinology, neurology and other therapeutic areas. They also enable us to pursue formulation and development partnerships pursuant to which our proprietary formulation science is applied with the goal of enhancing the product formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics.

Our Strategy
Our goal is to build a growth-oriented, self-sustaining biopharmaceutical company improving patients’ lives by developing and commercializing differentiated and innovative products across a range of therapies. To achieve our goal, we are pursuing the following strategies:

■
Drive growth through effective commercial execution of our innovative products. We have three innovative commercial assets (Gvoke, Keveyis, and Recorlev) all of which fill unique, unmet needs. Additionally, Gvoke and Recorlev are in the very early stages of their product lifecycles and both leverage our experienced and growing leadership presence in the endocrinology community. Executing against the opportunities made possible by Gvoke, Recorlev, and Keveyis should maintain our momentum of growth and enable the financial self-sufficiency of our Company.

■
Continue to leverage our proprietary formulation science and expertise to develop our internal new product candidates. We have established a proven capability to bring new and innovative products through the development and regulatory process to successful commercialization. XeriSol and XeriJect have broad application and have the potential to be utilized across a range of potential product candidates in multiple therapeutic areas. Our immediate focus is on developing XP-8121, a once weekly subcutaneous injection of levothyroxine and eventually generating significant benefits for patients and value for our company.

■
Collaborate with pharmaceutical and biotechnology companies to apply our formulation science to enhance the formulations of their proprietary products and candidates. We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation platforms to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. We currently are collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. Our strategic goal is to ultimately enter into commercial licensing agreements with these partners upon successful completion of formulation development.

We believe these three pillars of our strategy can bring new products to market and transform the lives of patients with life-impacting diseases and ultimately drive value for Xeris’ shareholders. Pursuing these strategies provides Xeris with a range of value driving opportunities that are incremental to the value already realized by the Xeris enterprise.
Our Products
Gvoke
Gvoke is our ready-to-use, room-temperature stable, liquid glucagon product. Available since late 2019, Gvoke is a potentially life-saving rescue product that is designated to be reliably administrated by the individual with diabetes or their caregivers during low blood sugar emergencies (e.g., a severe hypoglycemic episode). Gvoke is available in three presentation types - HypoPen (auto-injector), PFS (pre-filled syringe), and Kit (pre-filled vial and administration syringe). Our most widely prescribed presentation, HypoPen, is designed to be administered subcutaneously in a simple two-step process requiring no dose calibration.
The marketplace for Gvoke and other ready-to-use glucagon products is significant, owing to the widespread and growing prevalence of diabetes, the large proportion of people with diabetes at risk of experiencing a severe hypoglycemic event, and the still limited awareness of the availability of innovative, ready-to-use glucagon.
We participate in this market primarily with Eli Lilly & Co. and their ready-to-use glucagon Baqsimi (nasally administered glucagon powder) which was launched in mid-2019. Our promotional efforts to create awareness of Gvoke have helped expand the market for rescue glucagon by more than 50%, enabled us to capture a nearly 25% share, as of December 31, 2022, of the overall glucagon rescue retail market, and generated approximately a quarter million prescriptions since launch.

Total Prescriptions by Glucagon Rescue Product - Retail Market Only

700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
(total prescription)
2% YoY growth
9% YoY growth
12% YoY growth
12% YoY growth
11% YoY growth
10%
7%
28%
15%
37%
21%
44%
2017
2018
2019
2020
2021
2022
Legacy Kits
Baqsimi
Gvoke

Data source: IQVIA, NPA TRx per calendar year

Legacy kits include Glucagen 06/2005 N-N, 10/1999 B.I, 02/2021 IMS, 08/2015 FK2, KIT RECOM 01/2000 LLY

YoY growth: year-over-year growth

Excludes Zegalogue as less than 1%

According to the most recent Standards of Care established by the American Diabetes Association and the Endocrine Society, we estimate that at least half of the approximately 30 million people with diabetes in the United States should be prescribed and have handy ready-to-use rescue glucagon for use during a potential severe hypoglycemic episode. Current prescription volumes suggest that fewer than 1 million people with diabetes are adequately protected today. As such, we believe the potential market opportunity to be nearly $5.0 billion annually.
Our current commercial strategy is to increase the number of prescribed and dispensed ready-to-use glucagon products, specifically Gvoke, for people with diabetes. Our commercial team and sales force are focused on driving awareness and adoption of Gvoke by healthcare professionals, patients and caregivers.
Keveyis
Keveyis (dichlorphenamide) is the first FDA-approved therapy for the treatment of the ultra-rare condition of PPP. PPP is an inherited group of neuromuscular conditions that are characterized by interference with the electrical-chemical communications between nerve cells and skeletal muscles that can cause paralytic attacks.
PPP is estimated to affect approximately 4,000 to 5,000 people in the United States. Our promotional efforts are aimed at bringing awareness of this condition to both the healthcare professionals and patient communities. The number of patients prescribed Keveyis therapy has grown steadily since its introduction in 2017 and continues to do so throughout 2022.
Patient identification, capture, and retention in ultra-rare markets is extremely difficult and time-consuming. To address this, we have built an extensive set of patient support processes and proprietary analytics to identify patients affected by PPP and suitable for Keveyis therapy treatment. We also employ a specialty pharmacy to assist with the navigation of complex payer, healthcare professionals and patient support requirements for this ultra-rare disease.
Since our purchase of Keveyis through the acquisition of Strongbridge, we have been planning and projecting for the loss of orphan drug exclusivity status, which occurred in August 2022. We also continue to seek patents to restore our exclusive rights. We currently have two United States patent applications pending with claims protecting therapeutic uses of Keveyis. Both of these patent applications are on appeal at the United States Patent and Trademark Office ("USPTO")’s Board of Patent Appeals and Interferences. In late 2022, the FDA approved a generic version of our Keveyis product.

Recorlev
Recorlev is our recently approved new therapy for the treatment of Cushing’s syndrome, a rare condition which is the result of sustained, elevated levels of cortisol in the body (hypercortisolism). Cushing’s syndrome affects approximately 25,000 people in the United States of which approximately two-thirds are cured by surgery. Pharmacologic products like Recorlev are used for the balance of patients for whom surgery was not curative or was not indicated. Recorlev has received orphan drug exclusivity status in the United States through December 30, 2028.
We believe that the Cushing’s market in the United States is approximately $3.0 billion annually. Recorlev competes primarily with other established medications and therapies, including older generic drugs that are used off-label for Recorlev's approved indication. Signifor (pasireotide) Injection and Isturisa (osilodrostat) are approved for Cushing’s Disease, a subset of Cushing’s syndrome and sold by Recordati S.p.A. Korlym (mifepristone) is approved for the treatment of hyperglycemia secondary to hypercortisolism in Cushing’s syndrome patients and sold by Corcept Therapeutics. Because of the complex nature of Cushing’s syndrome, many patients are inadequately treated with currently available medicines.
Our experienced commercial organization focuses on educating prescribing clinicians and patients to raise awareness of the benefits of normalizing cortisol with Recorlev. In addition, our efforts include the support of a single, highly experienced specialty pharmacy who provide logistical assistance in the securing of coverage from third-party payors and then subsequent distribution of Recorlev to the patients.
Our proprietary formulation platforms
Overview
In the presence of water, many drugs have poor solubility and stability. Our proprietary non-aqueous formulation science is designed to address the challenges associated with formulating certain drugs and overcome the inherent limitations of conventional aqueous-based formulation approaches. Injectable pharmaceuticals have conventionally been developed using aqueous formulations. To optimize their stability and enable longer-term storage, many of these products are freeze dried into a powder and, when needed, must be reconstituted with an aqueous diluent. This is typically associated with a challenging multi-step procedure with significant potential for error. Furthermore, these drugs can begin to break down once combined with water, which requires the reconstituted product to be used immediately or otherwise be refrigerated. In addition, many of these drugs can require complicated formulations and large injection volumes to make them soluble. For many products, these volumes are too large for SC or IM delivery and instead necessitate IV infusion over several hours. These products can be difficult or painful to administer and have limited portability, resulting in an overall poor experience for patients and caregivers.
Our proprietary non-aqueous XeriSol and XeriJect technologies offer the opportunity to eliminate the need for reconstitution and refrigeration, enable long-term room-temperature stability, significantly reduce injection volume, and allow for a more convenient SC or IM administration as opposed to IV infusion and other routes of administration. We believe these present distinct advantages over existing aqueous formulation approaches for currently marketed products and development-stage product candidates.
The proprietary XeriSol non-aqueous formulation platform is designed to address the limitations of aqueous formulations for peptide and small molecule drugs. The solutions are formulated using biocompatible, non-aqueous solutions that impart high stability and solubility to drugs allowing for development of room temperature stable, ready-to-use formulations. XeriSol formulations have been used extensively in global commercial products (Gvoke/Ogluo) and clinical trials.
The proprietary XeriJect non-aqueous formulation platform is designed as an innovative, ready-to-use, viscoelastic pharmaceutical suspension that has the potential to improve drug delivery, lower treatment burden and improve patients' lives across a broad range of therapeutic categories. XeriJect suspensions maximize drug loadings at >400mg/mL, enable small volume subcutaneous injections and do not settle on storage. The suspensions use FDA-approved excipients and leverage known manufacturing processes. XeriJect formulation science is well suited for drugs and biologics including large molecules such as proteins, monoclonal antibodies, and vaccines.
The formulation science associated with both the XeriSol and XeriJect technologies is protected by an extensive patent estate, trade secrets and know-how, and it is available for licensing. We believe that our scientific formulation capabilities can lead to products that will improve outcomes and enable easier administration while reducing costs for payors and the healthcare system.
Our Product Candidates
Once Weekly Subcutaneous Injection of Levothyroxine (XP-8121)
We conducted a Phase 1 clinical study with product candidate XP-8121, an early-stage program designed to address maintenance therapy in patients with congenital or acquired hypothyroidism who require continuous thyroid hormone replacement. We plan to commence a Phase 2 dose-finding study of XP-8121 in 2023. The study will be designed to assess XP-8121 in patients receiving oral thyroid replacement therapy to establish the average once-weekly dose, accrue chronic safety data, and facilitate a future Phase 3 program in consultation with the FDA.
Levothyroxine and Hypothyroidism
The thyroid gland is responsible for the synthesis, storage, and release of metabolic hormones including thyroxine (T4) and triiodothyronine (T3). These hormones are crucial in the regulation of critical metabolic processes and are vital for normal growth and development during fetal life, infancy, and childhood.

Therapeutically, levothyroxine is administered when the body is deficient in the endogenous hormone. The goal of therapy is restoration of the euthyroid state which can reverse the clinical manifestations of hypothyroidism and significantly improve quality of life. The treatment of choice for correction of hypothyroidism is continuous daily oral administration of levothyroxine, which is the mainstay of thyroid hormone replacement therapy. It is one of the most widely prescribed drug products in the United States, but the complexity of maintaining biochemical and clinical euthyroidism in patients undergoing treatment with oral levothyroxine cannot be underestimated. It has been reported that nearly 40% of patients undergoing treatment with oral levothyroxine are either over-or under-treated due to factors that include, but are not limited to, drug formulation, use of the drug with food, adherence to the drug, use of concomitant medications, and pre-existing medical conditions. Many patients failing to reach target thyroid stimulating hormone ("TSH") levels are generally managed by simply increasing their levothyroxine daily dose. However, levothyroxine is a drug with a narrow therapeutic index, meaning that relatively small deviations from the proper dose can cause a clinically meaningful shift in pharmacological effects when administered to a patient; thus, the titration of levothyroxine oral drug may be a tailored and incremental process.
XP-8121 Overview
XP-8121 is a novel formulation for subcutaneous administration that could potentially mitigate many of the challenges associated with oral formulations, such as identification of an ideal dose due to absorption variation and medication adherence for patients who have difficulty maintaining a stable, therapeutic serum level. Preclinical studies of XP-8121 showed a sustained plasma exposure profile and similar Cmax when compared with equivalent doses of the oral formulation. We conducted a Phase 1 study of XP-8121 to evaluate the pharmacokinetics, safety and tolerability, and potential for weekly dosing in the treatment of hypothyroidism.
The Phase 1 clinical study was a single ascending dose crossover design in 30 healthy participants to compare matching doses of oral levothyroxine (Synthroid®) and subcutaneous XP-8121. The primary endpoints of the study were to characterize the absorption and elimination kinetics of XP-8121 and compare bioavailability of XP-8121 to oral levothyroxine. Secondary endpoints were safety and tolerability of XP-8121.
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were well tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings.
Market Opportunity
Hypothyroidism affects approximately 20 million people in the United States. For nearly 100 years, the only available option to treat patients with hypothyroidism has been with oral levothyroxine. The prescription category comprised of oral levothyroxine in its various branded and generic forms is the second largest prescription category in the United States with more than one hundred million prescriptions written annually. Complications associated with a requirement to take medicines by mouth, every day, are well-documented and include difficulties in swallowing, gastrointestinal malabsorption or intolerance, potential interactions with other orally administered medications, and general non-adherence given the daily regimen. Any of these complications can contribute to suboptimal treatment requiring higher dosing, generally poor control over TSH levels, or complete treatment failure. We believe XP-8121 to be well-suited to address these challenges. XP-8121 is designed to be a once-weekly, small-volume, subcutaneous injection which, given its route of administration, bypasses the gastrointestinal tract and could avoid many of the therapeutic complications associated with the use of oral forms of levothyroxine. We believe that our novel approach to treatment has the potential to establish a new standard of care for hypothyroidism. Given the size of the impacted patient population and the challenges faced by certain patients, we estimate the potential market opportunity for XP-8121 to be $2-$3 billion dollars annually.
Collaboration and Partnerships
We believe that our proprietary XeriSol and XeriJect formulation capabilities could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To enhance and further exploit our core formulation science, we will continue to collaborate with other pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. This strategy is designed to broaden our revenue stream and enhance the formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics. Our strategic goal is to ultimately enter into commercial licensing agreements with our partners upon successful completion of formulation development.
Manufacturing and Supply
We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. In our experience, third party contract manufacturing organizations ("CMOs") are generally cost-efficient, high quality and reliable, and we currently have no plans to build our own manufacturing or distribution infrastructure. Our technical team has extensive pharmaceutical development, manufacturing, analytical, quality and distribution experience and is qualified and capable of managing supply chain operations across multiple CMOs. The standard operating procedures and quality systems in place at Xeris and our CMOs are designed to ensure compliance with the FDA's Current Good Manufacturing Practice ("CGMP") regulations and provide a framework for effective regulatory communications. We selected our CMOs for specific competencies, and they have met our development, manufacturing, quality and regulatory requirements and have all been involved in manufacturing our clinical supplies, commercial registration batches, and commercial product.
Glucagon is the active pharmaceutical ingredient ("API") used in Gvoke and our ready-to-use glucagon product candidates. Bachem Americas, Inc., ("Bachem") is our primary commercial source for API. Bachem holds a United States drug master file for glucagon produced at its facility in Switzerland, and its manufacturing process is fully validated. We have entered into a non-exclusive supply agreement with Bachem. We believe that Bachem has sufficient capacity to satisfy our long-term glucagon API requirements for Gvoke and other ready-to-use glucagon product candidates.
Manufacturing drug product for Gvoke requires an aseptic fill/finish facility capable of handling solvents and a cyclic olefinic polymer syringe. Pyramid Laboratories, Inc. ("Pyramid") has been actively involved in the development of Gvoke. Its facility in California is our primary source for drug product. We have entered into a non-exclusive supply agreement with Pyramid. We believe that Pyramid has sufficient capacity to satisfy our demand requirements for at least three to five years.
The auto-injector used to deliver drug product in Gvoke HypoPen is a proprietary multi-product device platform developed by SHL Medical AG and SHL Pharma, LLC (collectively "SHL"). SHL produces device sub-assemblies at its facility in Taiwan and performs final drug product/device assembly operations at its facility in Florida. We have entered into a supply agreement with SHL.
We have a supply agreement with Taro Pharmaceuticals North America, Inc. ("Taro") to produce Keveyis including all packaging. If the supply agreement is terminated by Taro at the conclusion of the renewal term, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf.
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
We believe that a number of CMOs can provide suitable secondary packaging services for Gvoke and Recorlev, and we have entered into commercial supply agreements with one vendor. A number of third-party logistic providers can provide commercial order processing and finished goods distribution services to the United States specialty pharmacies and wholesale customers, and we have a commercial distribution agreement with one such vendor for Gvoke, Keveyis and Recorlev.
To date, we and our suppliers and third-party manufacturing partners have been able to continue to supply our products to our patients and currently do not anticipate any interruptions in supply. Our third-party contract manufacturing partners continue to operate at or near normal levels, with enhanced safety measures intended to prevent the spread of the coronavirus. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that a resurgence of the COVID-19 pandemic and the resulting global supply chain issues may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to supply and/or manufacture our products.

Competition
Our industry is characterized by intense competition and a strong emphasis on proprietary products. While we believe that our employees, products, product candidates, formulation science, development expertise, intellectual property and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products.

■
Gvoke: Three traditional emergency glucagon kits are currently available to treat severe hypoglycemia: Novo Nordisk’s GlucaGen HypoKit, Fresenius Kabi's Glucagon Emergency Kit and Amphastar's generic Glucagon for Injection Emergency Kit. Additionally, three newer glucagon products are currently available to treat severe hypoglycemia, including our Gvoke, Eli Lilly's intranasal glucagon dry powder, Baqsimi, and Zealand Pharma’s dasiglucagon auto-injector, Zegalogue, which is currently commercialized by Novo Nordisk. We are not aware of any drugs or additional treatments currently in development.

■
Keveyis: In late 2022, the FDA approved a generic version of our Keveyis product, which will be marketed by Torrent Pharmaceuticals Ltd. Another product, acetazolamide, an oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in the form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.

■
Recorlev: A number of therapies are currently approved or in various stages of development for endogenous Cushing’s syndrome. Currently, there are no therapies broadly marketed for the treatment of endogenous Cushing’s syndrome patients in the United States Korlym (mifepristone) is indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. Signifor (pasireotide) and Signifor LAR are marketed by Recordati in the United States and are indicated for the treatment of adult patients with Cushing's disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. Isturisa (osilodrostat), a cortisol synthesis inhibitor indicated for adult patients with Cushing’s disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative, is also marketed by Recordati. A number of products, including ketoconazole, metyrapone, cabergoline, mitotane and etomidate are used off-label for the treatment of Cushing’s syndrome in the United States Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries.

Products in development include:
	■	Relacorilant (CORT125134), a selective glucocorticoid receptor antagonist, currently in Phase 3 for Cushing’s syndrome by Corcept Therapeutics.
	■	AZD-4017, an inhibitor of 11 beta-hydroxysteroid dehydrogenase 1 (11BHSD1) developed by AstraZeneca plc, currently in Phase 2.
	■	SPI-62, a HSD-1 inhibitor developed by Sparrow Pharmaceuticals, currently in Phase 2.
	■	SHP-1705, which acts by modulating cryptochrome (Cry) receptor activity developed by Synchronicity Pharma Inc., currently in Phase 1.
	■	HTL-0030310, a selective somatostatin receptor 5 agonist developed by Sosei Heptares, currently in Phase 1.
	■	Crinetics has initiated a double-blind, randomized, placebo-controlled Phase 1 study of this orally administered, nonpeptide small molecule drug candidate in healthy volunteers. This study will assess the safety and tolerability of single and multiple doses of CRN04894 and will measure the effect of CRN04894 on suppression of cortisol, cortisol precursors, and adrenal androgens following exogenous ACTH stimulation.

Intellectual Property
Proprietary Protection
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and product candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our product candidates and formulation science. We seek to protect our proprietary position by, among other methods, filing United States and certain foreign patent applications related to our proprietary formulation science, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, continuing formulation science innovation and potential in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us or our partners in the future will be commercially useful in protecting our formulation science.
Patent Rights
We currently own 176 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Included in the total patents, we have 59 granted patents globally related to our platform technologies, including 7 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes the United States Patent Nos. 11,020,393 and 11,278,547, which were granted on June 1, 2021 and March 22, 2022, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Trade Secrets and Other Protection
In addition to patented intellectual property, we also rely on trade secrets and proprietary know-how to protect our formulation science and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we own all inventions conceived and/or reduced to practice by the individual in the course of their employment with us or rendering services to us.
Other Intellectual Property Rights
We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own registered trademarks for the mark Xeris Pharmaceuticals in the United States, for the marks GVOKE, GVOKE HYPOPEN and HYPOPEN in the United States and several ex-United States countries, the registered trademark for OGLUO in the EU and the UK, and the registered trademarks for XERISOL and XERIJECT in Australia, the EU, the UK, Japan and Mexico. We also own pending trademark applications for XERISOL and XERIJECT in the United States and a number of ex-US countries, and for the marks GVOKE and GVOKE HYPOPEN in a number of ex-United States countries, all for use in connection with our pharmaceutical research and development and products, as well as trade names that could be used with our product candidates.
From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders.
Regulation
Government Regulation
United States Drug and Biological Product Development
In the United States, the FDA regulates drugs, medical devices and combinations of drugs and devices, or combination products, under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations and biologics under the FDCA and the Public Health Service Act ("PHSA") and their implementing regulations. Drugs, biologics, medical devices and combination products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Certain of our products and product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If our drug products, along with our combination product, marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Gvoke and some of our product candidates, the primary mode of action is attributable to the drug component of the product, or biological component of the product, which means that the FDA’s Center for Drug Evaluation and Research ("CDER") or FDA’s Center for Biologics Evaluation and Research ("CBER") has primary jurisdiction over the premarket development, review and approval of the combination product. Accordingly, we plan to continue to investigate our products through the Investigational New Drug ("IND") framework and seek approval through the New Drug Application ("NDA") or Biologics License Applications ("BLA") pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the device component of our combination products, but this could change during the course of its review of any marketing application that we may submit. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

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
Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA also has established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

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
Drug-device combination products present unique challenges for competitors seeking approval of an ANDA for generic versions of combination products. Generally, the FDA reviews both the drug and device constituents of a proposed generic product to determine whether it is the same as the innovator product, including whether the basic design and operating principles of the device component are the same and whether minor differences require significant differences in labeling for safe and effective use. If FDA determines that the device component of the proposed generic product is not the same in terms of performance and critical design, or that the labeling is not the same, it generally will not approve the ANDA. Likewise, if the FDA determines that certain clinical studies, such as clinical usability or human factors studies, are necessary to demonstrate the safety and/or effectiveness of the device component, the FDA generally will not accept or approve an ANDA for a combination product and will instead require the submission of a full NDA or 505(b)(2) application.
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
Under the accelerated approval program, the FDA may approve an NDA or BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after regulatory approvals are generally required to verify the drug or biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product.
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
Regulations and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, pricing, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-United States regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, pre-clinical studies, and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to the relevant competent authorities for clinical trials authorization and to such competent authorities or the European Medicines Agency ("EMA") of a marketing authorisation application ("MAA") and granting of a marketing authorization before the product can be marketed and sold in the EU. Similar requirements are necessary to conduct clinical trials in the United Kingdom, with the submission of an MAA to the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK medicines regulator for marketing authorization.

Clinical Trial Approval
In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 ("CTR"), which replaced the Clinical Trials Directive. The CTR entered into application on January 31, 2022. The transitory provisions of the CTR provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the CTR. The CTR overhauled the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. For instance, the CTR provides for a streamlined application procedure via a single-entry point (through the Clinical Trials Information System (“CTIS”)) and strictly defined deadlines for the assessment of clinical trial applications. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU through the CTIS.
Marketing Authorization
To obtain a marketing authorization for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area ("EEA") (i.e. Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
Now that the UK has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.
Data and Market Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the relevant EU Member State (for a nationally authorized product). To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).
Regulatory Requirements After a Marketing Authorization has been Obtained
Where an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

■	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
■
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

■
The marketing and promotion of authorized medicinal products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of medicinal products and/or the general public, are strictly regulated in the EU notably under Directive 2001/83/EC, as amended, and are also subject to EU Member State national laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

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
■
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-United States laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

■	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
■	the federal transparency requirements under the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the HHS information regarding any payment or other “transfer of value” made or distributed to healthcare professionals (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the healthcare professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
■	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
■	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
■
The Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.

Additionally, we may be subject to state and non-United States equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and non-United States laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, disgorgement, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the United States government. In addition, private individuals have the ability to bring actions on behalf of the United States government under the federal False Claims Act as well as under the false claims laws of several states.
Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States also will likely subject us to non-United States equivalents of the healthcare laws mentioned above, among other non-United States laws.
If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which also may adversely affect our business.
We may also be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs ("PAPs") and copay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS Office of Inspector General's ("OIG"). In addition, at least one insurer has directed its network pharmacies to no longer accept copay coupons for certain specialty drugs the insurer identified. Our copay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using copay coupons. Accordingly, companies exclude these Part D beneficiaries from using copay coupons.
On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers ("PBMs"), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBMs service fees are currently under review by the current United States presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of copay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, Pharmaceutical Research and Manufacturers of America ("PhRMA") sued the HHS in the United States District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. On May 17, 2022, the United States District Court for the District of Columbia granted the PhRMA's motion for summary judgement invalidating the Accumulator Rule. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business.
Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("ACA") was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

■	The United States Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2030.
■	On January 2, 2013, the United States American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
■	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
■	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
■	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
■	In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden directed the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the Fiscal Years 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the United States Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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
Human Capital Resources
As of December 31, 2022, we had 355 full-time employees in the United States, 219 of whom were primarily engaged in sales and marketing, 90 of whom were primarily engaged in general administration, and 46 of whom were primarily engaged in product development and research.
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
Diversity, Equity and Inclusion
We are committed to building a company that provides an inclusive environment where we invite and encourage diverse perspectives, ideas, and people. With that goal in mind, we have established a committee comprised of employees and sponsored by key executive team members to continue building a strategic plan designed to promote a diverse and inclusive work environment. We believe these initiatives and a workforce with diverse backgrounds, experiences and viewpoints will continue to bring innovative solutions to the Company. In addition, we have sought to implement recruiting practices and to work with recruiting partners who can help us best identify and attract diverse candidates. We continue to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement and to think of new ways to best support our female and underrepresented employees to help advance their careers.
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
As a long-term incentive, to encourage our employees to think like owners and share in the Company’s long-term success, employees are granted equity in the form of stock options or restricted stock units and can elect to participate in our employee stock purchase plan. Employees are generally eligible for health insurance, paid and unpaid leaves including paid parental leave, paid caregiver leave, retirement plans with an employer contribution match, life and disability/accident coverage, parking or commuter assistance, an employee assistance program providing mental health, legal and financial health resources, and a wellness reimbursement benefit.
Health and Safety
We are committed to the safety of our employees and the communities we serve. We provide regular health and safety training programs for employees, which includes, upon on-boarding, an overview during new hire orientation, as well as ongoing training throughout the year. Employees are trained on workplace safety, including security and inspection, work related injuries and emergency protocols as applicable for their role and work location. In addition, special health and safety training is conducted for laboratory staff.
Also, in response to the COVID-19 pandemic, we continue to quickly implement and evolve policies to protect our employees and provide solutions to enable our employees to manage their work and personal responsibilities. In addition, a Pandemic Response Team that was established at the outset of the pandemic, comprised of senior leaders, continue to help guide and direct activities associated with local governance and business requirements as the COVID-19 pandemic endured. Refer to "Impact of COVID-19" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.
Corporate Information
We were incorporated under the laws of the State of Delaware in 2005. Our principal offices are located at 180 N. LaSalle Street, Suite 1600, Chicago, Illinois 60601, and our telephone number is (844) 445-5704. In October 2022, the Company disclosed that it intends to relocate its corporate headquarters to 1375 West Fulton Street, Chicago, Illinois, in the first half of 2023. We completed our initial public offering of common stock in June 2018, and our common stock is listed on The Nasdaq Global Select Market under the symbol “XERS.” Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.
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
We have incurred significant losses in every fiscal year since inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $94.7 million and $122.7 million, respectively. In addition, our accumulated deficit as of December 31, 2022 was $554.8 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, Keveyis and Recorlev, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke, Keveyis and Recorlev commercial strategies in the United States;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.
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
We may never be profitable and we may not be able to continue operations without additional fundings.
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
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke, Keveyis and Recorlev and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility resulting from the ongoing COVID-19 pandemic and geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, the tightening of lending standards or other factors could also adversely impact our ability to access capital as and when needed and increase our cost of capital even if available.
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc., as amended by Amendment No. 1 to Credit Agreement and Guaranty dated September 29, 2022 and Amendment No. 2 to Credit Agreement and Guaranty dated January 19, 2023 (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due, or to repurchase our Convertible Notes for cash following a fundamental change, if required, and our existing and future indebtedness may limit our ability to repurchase the Convertible Notes.
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of December 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and United States Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
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
In addition, we have $150.0 million outstanding under our Hayfin Loan Agreement as of December 31, 2022. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
Our PPP Loan, which we repaid in full in June 2020, was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.
On April 21, 2020, we entered into the United States Small Business Administration (the "SBA") PPP Note (the "Note") with Silicon Valley Bank (the "PPP Lender") for a loan in the amount of $5.1 million (the "PPP Loan") enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan. In June 2020, we repaid the remaining amount outstanding under the PPP Loan in connection with the concurrent Convertible Notes and equity offerings.
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
We use various factors to estimate the provision for returns, including the launch date of products, historical customer return rates, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product, price changes of competitive products and introductions of generic products. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.
We use data from third parties as part of our return reserves calculation. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to estimate our return reserves incorrectly and could have an adverse impact on our results of operations and financial condition.
Risks Related to the Commercialization and Marketing of our Products and Product Candidates
Risks Related to Commercialization and Marketing
Our business depends entirely on the commercial success of our products and product candidates. Even if approved, our product candidates may not be accepted in the marketplace and our business may be materially harmed.

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on launching, marketing and commercializing our approved products, Gvoke, Keveyis and Recorlev, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Keveyis, Recorlev and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Keveyis and Recorlev may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement".
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
Additionally, if, after obtaining marketing approval of any of our products or product candidates, we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

■	regulatory authorities may withdraw approvals of such product, require us to take our approved product off the market or ask us to voluntarily remove the product from the market;
■	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or the issuance of field alerts to physicians and pharmacies;
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
If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, patients and third-party payors, we may never generate significant revenue from these product candidates, and our business, financial condition and results of operations may be materially harmed. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new therapeutics are introduced that are more favorably received than our products or that render our products obsolete, or if significant adverse events occur. If our products do not achieve and maintain market acceptance, we will not be able to generate sufficient revenue from product sales to attain profitability.
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
For example, Gvoke has numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi, an intranasal glucagon dry powder, Eli Lilly's GEK, Zealand Pharma’s Zegalogue, a dasiglucagon outlicensed to Novo Nordisk, Novo Nordisk’s GlucaGen HypoKit and Fresenius Kabi's glucagon emergency kit for low blood sugar. Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.
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
In addition, Keveyis is an oral carbonic anhydrase inhibitor, that was approved in the United States to treat hyperkalemic, hypokalemic and related variants of PPP. Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022 and will compete with Keveyis. In addition, due to the end of orphan drug exclusivity, additional generic competition may compete with Keveyis and sales of Keveyis could be negatively affected and our results of operations could suffer. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.
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
We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke, Keveyis, and Recorlev. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established our sales force to market our products in the United States. In order to maintain our sales force, we will compete with other companies to recruit, hire, train and retain sales and marketing personnel. There are significant expenses and risks involved with maintaining our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke, Keveyis and Recorlev and the launch and commercialization of our product candidates, if approved. Even if we are able to recruit, hire and retain a sufficient number of sales representatives, they may not be effective at promoting our products. For example, as a result of the COVID-19 pandemic, from time to time we have had to limit in-person interactions and engage with many healthcare professionals remotely, which may be less effective.
We intend to leverage the sales and marketing capabilities that we have established for our approved products to commercialize additional product candidates for the management of other conditions, if approved by the FDA, in the United States. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates, if approved. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates could be delayed which would negatively impact our ability to generate product revenue.
In addition, we intend to continue to establish collaborations to commercialize our product candidates outside the United States, if approved by the relevant regulatory authorities. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such efforts, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, such collaborators may not have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may not be successful.
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
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have purchases assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments for Keveyis after receiving notice thereof and failing to cure such material non-compliance.
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
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may not be able to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulations ("QSRs") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable CGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or QSRs and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
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
Reimbursement decisions by third-party payors and consolidation within the healthcare industry and among competitors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used and pricing pressure may impact our ability to sell our products at prices necessary to support our current business strategies.
Our future revenues and profitability will be adversely affected if the United States and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products on behalf of patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. As the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure and other terms favorable to them. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business. For more information, see the sections entitled, "Business — Coverage and Reimbursement" and "Business — Healthcare Reform".
Government and other third-party payors are also challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.
New requirements by third-party payors include: (i) net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States; and (ii) third-party payors are increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement; and many pharmaceutical manufacturers must calculate and report certain price metrics to the government, such as average manufacturer price, or AMP, and Best Price. Penalties may apply when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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
Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, these factors may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our products and our product candidates.
Some patients may require health insurance coverage to afford our products or product candidates, and if we are unable to obtain adequate coverage and reimbursement by third-party payors, our ability to successfully commercialize our products or product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price, including through increased discounting, of our products will have a material adverse effect on our ability to achieve profitability.
The success of Gvoke, Keveyis, Recorlev and our other product candidates will be dependent on its proper use by patients, healthcare practitioners and caregivers. Additionally, individual devices may fail.
We have designed our products to be operable by patients, caregivers and healthcare practitioners. We cannot control the successful use of the product by patients, caregivers and healthcare practitioners. If we are not successful in promoting the proper use of our products by patients, healthcare practitioners and caregivers, we may not be able to achieve market acceptance or effectively commercialize our products. In addition, even in the event of proper use of our products such as Gvoke, individual devices may fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every tablet or device that is produced, and it is possible that individual product may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our products, result in negative press coverage, or increase the risk that we may be sued.
Risk Related to our Dependence on Third Parties for Clinical Trials
We depend on third parties to conduct the clinical trials for our product candidates, and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.
We depend on independent clinical investigators, clinical research organizations ("CROs"), academic institutions and other third-party service providers to conduct clinical trials with and for our product candidates. Although we rely heavily on these parties for successful execution of our clinical trials, we are ultimately responsible for the results of their activities and many aspects of their activities are beyond our control. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or may fail to timely communicate issues regarding our products to us. Further, conducting clinical trials in foreign countries, as we have done and may do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. The delay or early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials, or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.
We maintain compliance programs related to our clinical trials through our clinical operations and development personnel. Our clinical trial vendors are required to monitor and report to us issues with the conduct of our clinical trials, and we monitor our clinical trial vendors through our clinical, regulatory and quality assurance staff and other service providers. Our clinical trial vendors or personnel may not timely and fully discover and report any fraud or abuse or other issues that may occur in connection with our clinical trials to us. Such fraud or abuse or other issues, if they occur and are not successfully remediated, could have a material adverse effect on our research, development, and commercialization activities and results.
Risk Related to the Impact of the COVID-19 Pandemic
Our business may continue to be adversely affected by the ongoing COVID-19 pandemic.

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

■
Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies had and may again have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. Any elongation or deprioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

■
The trading prices for our common shares have been volatile in the past few years. As a result, we may face difficulties raising further capital through sales of our common shares or convertible debt or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The COVID-19 pandemic and its effects continue to impact our business. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the emergence of new variants, the efficacy, acceptance and availability of vaccines in various geographies, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain the coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
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
We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any of our product candidates. Any delay in, or termination of, our clinical trials will delay the submission of the applicable NDA or BLA to the FDA, the MAA to the EMA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenue.
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
We have received orphan drug designation from the FDA for five indications for our products and product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI"), our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome, and for Recorlev, for the treatment of adult patients with endogenous Cushing’s syndrome for whom surgery is not an option or has not been curative. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome ("NIPHS") which includes patients with PBH. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We relied on orphan drug exclusivity in the marketing and sales of Keveyis until it expired on August 7, 2022 and intend to rely on orphan drug exclusivity and, if granted, new chemical entity ("NCE") exclusivity in the marketing and sale of Recorlev. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we obtain marketing approval. For more information, see the section entitled, "Business — Healthcare Reform".
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
The cost of prescription pharmaceuticals in the United States has also been the subject of considerable debate, and members of Congress have indicated that they will address such costs through new legislative measures. To date, there have been several recent United States congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. There has recently been intense publicity regarding the pricing of pharmaceutical products generally, including publicity and pressure resulting from the prices charged for new products as well as price increases for older products that the government and public deem excessive. We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which could reduce our revenue and future profitability. Many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. We could incur significant expense and experience reputational harm as a result of these or other similar future inquiries, as well as reduced market acceptance and demand for our products, which could harm our ability to market our products in the future. These factors could also result in changes in our product pricing and distribution strategies, reduced demand for our products and/or reduced reimbursement of products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for approved products. In addition, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval of those product candidates for which we seek marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.
Risks Related to Product Development
Our failure to successfully identify, develop and market additional product candidates, or acquire additional product candidates or enter into collaborations or other commercial agreements could impair our ability to grow.
As part of our growth strategy, we intend to identify, develop and market additional product candidates leveraging our formulation science, and evaluate other commercial relationships through collaborations or other strategic agreements. We are exploring various therapeutic opportunities for our pipeline programs. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Gvoke, which delivers ready-to-use glucagon via a pre-filled syringe or auto-injector, was approved by the FDA in 2019 for the treatment of severe hypoglycemia in pediatric (aged two years and above) and adult patients with diabetes. While we have identified several additional potential applications of our ready-to-use glucagon, there is no guarantee that we will be able to utilize our formulation science to obtain approval of additional product candidates.
In the future, we may be dependent upon other pharmaceutical companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, we expect to seek one or more collaborators for the development and commercialization of one or more of our products or product candidates, particularly with respect to our pipeline product candidates or foreign geographies. We face significant competition in seeking appropriate collaborators. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies or enter into collaborations or other strategic arrangements and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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
Even after approval of our products and product candidates, we may still face future development and regulatory difficulties. If we fail to comply with continuing United States and non-United States regulations or new adverse safety data arise, we could lose our marketing approvals and our business would be seriously harmed.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA, the Federal Trade Commission and other agencies and government entities, including the Department of Justice ("DOJ") and the Office of Inspector General of the United States Department of Health and Human Services, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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
The FDA’s and foreign regulatory agencies’ policies are subject to change, and additional federal, state, local or non-United States governmental regulations may be enacted that could affect our ability to maintain compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that may arise from future legislation or administrative action, either in the United States or abroad.
Our relationships with customers and payors are subject to applicable anti-kickback, fraud and abuse, transparency, privacy, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements".
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
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The United States government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current United States presidential administration may reverse or otherwise change these measures, both the current United States presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the United States Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. Currently, only manufacturers participating in the Medicaid Drug Rebate Program are obligated to do so.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services, or CMS, could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. In December 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); and provided definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022). Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.
The HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. This ADR regulation has been challenged in separate litigation instituted by PhRMA and by pharmaceutical manufacturers in multiple federal courts. Under the ADR final rule which became effective in January 2021, an ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program. In November 2022, HRSA issued a proposed rule to revise the ADR procedures contained in its January 2021 final regulation for disputes arising under the 340B drug pricing program between covered entities and manufacturers.
Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B Program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.
We have obligations to report the average sales price for certain of our drugs to the Medicare program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pursuant to applicable law, knowing provision of false information in connection with price reporting under the United States Department of Veterans Affairs, FSS or Tricare Retail Pharmacy, or Tricare, programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside the United States and require us to develop and implement costly compliance programs.
We currently have operations in the United States and in Ireland, and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The Foreign Corrupt Practices Act ("FCPA") prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission ("SEC") is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on United States exchanges for violations of the FCPA’s accounting provisions.
Various laws, regulations and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside the United States, we are required to dedicate additional resources to comply with laws and regulations in each new jurisdiction in which we are operating or plan to operate, and these laws may preclude us from developing, manufacturing, or selling certain drugs and product candidates outside the United States, which could limit our growth potential and increase our development costs.
The creation and implementation of international business practices compliance programs, particularly FCPA compliance, are costly and such programs are difficult to enforce, especially in countries in which corruption is a recognized problem and where reliance on third parties is required. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Indictment alone under the FCPA can lead to suspension of the right to do business with the United States government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor.
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
In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries can further reduce prices. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies, which is time consuming and costly. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
Risks Related to Industry Competition
If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products and product candidates, if approved, could be adversely affected.
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”) was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia and while we previously relied on orphan drug exclusivity in the marketing and sales of Keveyis through the expiration of orphan drug exclusivity, Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022. We intend to rely on orphan drug exclusivity and if available, NCE exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.

Risks Related to Our Intellectual Property
Risks Related to Protecting Our Intellectual Property
Our success depends on our ability to protect our intellectual property and proprietary formulation science, as well as the ability of our collaborators to protect their intellectual property and proprietary formulation science.
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
■
there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

■
countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates in such countries.

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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

■	we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;
■	it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) will not: (a) be sufficient to protect our technology, (b) provide us with a basis for commercially viable products and/or (c) provide us with any competitive advantages;
■	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under the United States or foreign laws; or
■	if issued, the patents under which we hold rights may not be valid or enforceable.
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell our products that have been approved for sale, and to use our proprietary technology without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we will market products and are developing product candidates. Some claimants, who may include our competitors in both the United States and abroad, may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products and product candidates may be subject to claims of infringement of the intellectual property rights of third parties.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time consuming and inherently uncertain. Changes in patent statutes, regulations promulgated under them, and court holdings interpreting the statutes and regulations could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Further, for a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. Alternatively, a petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. In these adversarial actions, the USPTO reviews patent claims without the presumption of validity afforded to the United States patents in lawsuits in the United States federal courts and uses a lower burden of proof than used in litigation in the United States federal courts. Therefore, it is generally considered easier and less costly for a competitor or third party to have a United States patent invalidated in a USPTO post-grant review or inter partes review proceeding than in a litigation in a United States federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which could result in a loss of the challenged patent right to us.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation and interest rate increases; and
■	global health concerns, such as the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On March 6, 2023, the closing price of a share of our common stock was $1.45 per share.
The conversion of any of the Convertible Notes or other convertible securities into shares of common stock could have a material dilutive effect that could cause our share price to decline.
We have a number of convertible securities outstanding, including Contingent Value Rights ("CVRs"), Convertible Notes and warrants, and the conversion of such securities into shares of our common stock could have a material dilutive effect that could cause our share price to decline.
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of December 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
Each CVR is worth up to $1.00, payable to CVR holders if future performance milestones are achieved, and settleable in cash, common stock, or a combination of cash and common stock, at our sole election. If the performance milestones are met and we elect to pay the CVR consideration in common stock, it could have a dilutive effect to our earnings per share and cause our share price to decline.
Upon completion of the Acquisition, each outstanding and unexercised Strongbridge warrant (except private placement warrants) was assumed by the Company such that, upon exercise, the applicable holders will have the right to have delivered to them the reference property (as such term is defined in the Strongbridge assumed warrants). We also assumed the outstanding and unexercised Strongbridge private placement warrants and they expired in June 2022. The conversion of these assumed Strongbridge warrants (except the private placement warrants) into shares of our common stock could have a dilutive effect that could cause our share price to decline.
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
As of December 31, 2022, we had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2022. As of December 31, 2022, we had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
Changes in tax law may adversely affect us or our investors.
The rules dealing with the United States federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

■	establish a classified board of directors such that all members of the board are not elected at one time; allow the authorized number of our directors to be changed only by resolution of our board of directors; and limit the manner in which stockholders can remove directors from the board;
■	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
■	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
■	limit who may call a special meeting of stockholders;
■	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;
■	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws; and
■	establish a Delaware Forum Provision (as defined below) or a Federal Forum Provision (as defined below).
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
Although we maintain products liability insurance for claims arising from the use of our products after FDA approval and for claims arising from the use of our product candidates in clinical trials prior to FDA approval at levels that we believe are appropriate, we may not be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other products and product candidates in the future. Also, our insurance coverage and resources may not be sufficient to satisfy any liability resulting from products liability claims, which could materially harm our business, financial condition or results of operations. In addition, we have in the past and may in the future agree to indemnify counterparties from losses arising from claims relating to the products, processes or services made, used, sold or performed.
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
Products liability claims could result in an FDA or other regulatory authority investigation into the safety or efficacy of our products, our manufacturing processes and facilities, our marketing programs, our internal safety reporting systems or our staff conduct. A regulatory authority investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval. Products liability claims could also result in investigation, prosecution or enforcement action by the DOJ or other federal or state government agencies.
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
As a result, our public filings may not be comparable to companies that are not “emerging growth companies”. We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years.
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
We may be subject to the United States federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the EU and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal health data in the EU are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR"), as well as other national data protection legislation in force in relevant Member States (including the EU GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the “UK GDPR”, together with the EU GDPR the “GDPR”) and the Data Protection Act 2018 in the UK). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA (or in the case of the UK GDPR, outside of the UK), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). As of December 27, 2022, the new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive for all transfers outside of the EEA. The UK is not subject to the European Commission’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the “IDTA”), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.
If we are investigated by a European or UK data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. EU and UK data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 (£17.5) million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, clients, and data subjects. As such, we will need to take steps to cause our processes to continue to be compliant with the applicable portions of the GDPR, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability under the GDPR.
Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

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
We are exposed to the risk that our employees, independent contractors, consultants, collaborators and CROs may engage in fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-United States regulatory authorities, to provide accurate information to the FDA or comparable non-United States regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-United States regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business and financial performance.
Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential United States government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain or those of our third party service providers. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the United States Securities and Exchange Commission ("SEC").
ITEM 2. PROPERTIES
Our principal office is located in Chicago, Illinois and occupies approximately 41,000 square feet of leased space. The lease term expires on June 30, 2031. Our research and development laboratory site, 1375 West Fulton Street, is also located in Chicago and occupies approximately 10,887 square feet of leased space under a 156-month lease through December 2033. In September 2022, we entered into an amended and restated lease and will expand to lease approximately 87,032 square feet of office and laboratory space at our current laboratory site. The term will expire on the earlier of the last day of the 156-month following the expansion commencement date and March 31, 2037. We intend to relocate our corporate headquarters to 1375 West Fulton Street in the first half of 2023, such that 1375 West Fulton Street will be our sole office location. We believe that our offices after the expansion will be suitable and adequate to meet our needs.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Xeris Biopharma Holdings, Inc. (the “Company”) is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “XERS”. Prior to October 6, 2021, the common stock of Xeris Pharmaceuticals, Inc. (“Xeris Pharma”) (the predecessor company) was listed on Nasdaq under the symbol “XERS” starting on June 21, 2018. Prior to that time, there was no public market for our common stock. On October 5, 2021, pursuant to the Transaction Agreement (defined in Item 1A), Xeris Pharma completed its acquisition of Strongbridge Biopharma plc (“Strongbridge”). Immediately following the Transactions (defined in Item 1A), both Xeris Pharma and Strongbridge became wholly-owned subsidiaries of the Company. The common stock of Xeris Pharma and the ordinary shares of Strongbridge were de-registered after completion of the Transactions.
Holders of Record
On March 6, 2023, there were approximately 232 stockholders of record of our common stock and the closing price of our common stock was $1.45 per share as reported by Nasdaq. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
Overview
As used herein, the "Company", "Xeris", "we" or "our" refers to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge on October 5, 2021 and to Xeris Biopharma Holdings, Inc. ("Xeris Biopharma") when referring to periods on or subsequent to October 5, 2021. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo.
We are focused on building an innovative, self-sustaining, growth-oriented biopharma company committed to improving patients’ lives by developing and commercializing clinically meaningful products across a range of therapies. We are uniquely positioned to achieve this through our three commercial products and our proprietary formulation science (XeriSol and XeriJect) which generates partnerships and enhances our product candidates.
Patents
We currently own 176 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Included in the total patents, we have 59 granted patents globally related to our platform technologies, including 7 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes the United States Patent Nos. 11,020,393 and 11,278,547, which were granted on June 1, 2021 and March 22, 2022, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including our June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020, March 2021 offerings), $30.0 million from a private placement of our common stock in January 2022, $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering, $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") with Oxford Finance LLC and Silicon Valley Bank, which was fully repaid in March 2022, and $150.0 million from the Hayfin Loan Agreement in 2022.
For the years ended December 31, 2022 and 2021, we reported net losses of $94.7 million and $122.7 million, respectively. We have not been profitable since inception, and, as of December 31, 2022, our accumulated deficit was $554.8 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Impact of the COVID-19 Pandemic
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our operations and on the needs and operations of our customers, suppliers, vendors and business partners.
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
Components of our Results of Operations
The following discussion sets forth certain components of our statement of operations of Xeris for years ended December 31, 2022 and 2021 as well as factors that impact those items.
Product revenue, net
Product revenue, net, represent gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgment and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known. See "Critical Accounting Policies and Use of Estimates and Assumptions" for further information regarding the significant judgments and estimates involved in the determination of product revenue, net.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, Hayfin Loan Agreement, Amended Loan Agreement, interest income earned on deposits and investments, gains and losses on extinguishment of debt and lease remeasurement, and the change in fair value of our warrants and Contingent Value Rights ("CVRs").
Income tax
We have incurred operating losses since inception and therefore do not have any taxable income. As of December 31, 2022, we had $501.4 million in federal net operating loss carryforwards, $345.3 million of various state net operating loss carryforwards, $6.7 million in federal research and orphan drug credits that will begin to expire in 2025, and $3.1 million of state research and development credits that begin to expire in 2022.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,		Change
	2022	2021	$	%
Product revenue:
Gvoke	$52,527	$38,917	$13,610	35.0
Keveyis	49,307	10,363	38,944	nm
Recorlev	7,429	—	7,429	nm
Product revenue, net	109,263	49,280	59,983	121.7
Royalty, contract and other revenue	985	310	675	nm
Total revenue	110,248	49,590	60,658	122.3

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	22,634	13,318	9,316	70.0
Research and development	20,966	25,160	(4,194)	(16.7)
Selling, general and administrative	137,745	125,718	12,027	9.6
Amortization of intangible assets	10,843	550	10,293	nm
Total cost and expenses	192,188	164,746	27,442	16.7
Loss from operations	(81,940)	(115,156)	33,216	(28.8)
Other income (expense):
Interest and other income	2,578	313	2,265	nm
Interest expense	(15,325)	(7,180)	(8,145)	113.4
Change in fair value of warrants	1,760	(702)	2,462	nm
Change in fair value of contingent considerations	(3,157)	—	(3,157)	nm
Total other expense	(14,144)	(7,569)	(6,575)	86.9
Net loss before benefit from income taxes	(96,084)	(122,725)	26,641	(21.7)
Benefit from income taxes	1,424	—	1,424	nm
Net loss	$(94,660)	$(122,725)	$28,065	(22.9)
1 nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $13.6 million or 35.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Gvoke prescriptions grew 54.0% in 2022 compared to prior year. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis, which was added to our commercial product portfolio through the Acquisition in the fourth quarter of 2021, had net revenue of $49.3 million for the year ended December 31, 2022.
Recorlev, which received FDA approval in December 2021, had net revenue of $7.4 million for the year ended December 31, 2022.
Cost of goods sold
Cost of goods sold was $22.6 million and $13.3 million for the year ended December 31, 2022 and 2021, respectively. The increase was attributable to sales growth.
Research and development expenses
Research and development expenses decreased $4.2 million or 16.7% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by lower product development costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $12.0 million or 9.6% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Personnel-related costs increased by $24.9 million primarily to support Keveyis, acquired in October 2021, and Recorlev, launched in 2022, as well as an expansion of our Gvoke sales force. We also had a $2.7 million increase in marketing expenses primarily to support the launch of Recorlev. The increase was partially offset by $16.3 million lower transaction and restructuring costs related to 2021 Acquisition.
Amortization of intangible assets
For the year ended December 31, 2022, amortization of intangible assets was $10.8 million from Keveyis and Recorlev, each of which was acquired as part of the Strongbridge Acquisition in October 2021.
Other income (expense)
For the year ended December 31, 2022, interest expense increased $8.1 million or 113.4% compared to the year ended December 31, 2021. The increase was primarily due to higher interest expense related to the Hayfin loan.
Liquidity and Capital Resources
Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of products, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Amended Loan Agreement that provided for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the shelf. The shelf ceased to be available upon the consummation of the Transactions. We have sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the shelf for gross proceeds of $1.8 million before it was ceased.
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of December 31, 2022, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Amended Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the Private Placement with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022. In January 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on February 7, 2022, and which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units.
In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “Lenders”) and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, we borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed. On September 29, 2022, the Company entered into Amendment No. 1 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $554.8 million at December 31, 2022. Based on our current operating plans and existing working capital at December 31, 2022, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

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
As we continue the marketing and selling of Gvoke, Keveyis and Recorlev, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from COVID-19, geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, inflationary pressures, the tightening of lending standards or other factors could also adversely impact our ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If we raise additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of our common stockholders, the terms of the debt could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.
Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021

Net cash used in operating activities	$(102,891)	$(95,535)
Net cash provided by investing activities	34,461	97,964
Net cash provided by financing activities	127,473	27,247
Operating activities
Net cash used in operating activities was $102.9 million for the year ended December 31, 2022, compared to $95.5 million for the year ended December 31, 2021. The increase in net cash used in operating activities was primarily driven by higher personnel related costs from increased headcount and restructuring costs related to the Strongbridge acquisition. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Part II.
Investing activities
Net cash provided by investing activities was $34.5 million for the year ended December 31, 2022, compared to $98.0 million for the year ended December 31, 2021. The decrease in cash provided by investing activities in 2022 was primarily due to a lower number of investments maturing or being sold. We use the majority of the investment at maturity to fund operations and there was no short-term investments as of December 31, 2022.
Financing activities
Net cash provided by financing activities was $127.5 million for the year ended December 31, 2022, compared to $27.2 million for the year ended December 31, 2021. The increase was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $141.3 million from the March 2022 Hayfin Loan Agreement, partially offset by the payoff of the principals on the Amended Loan Agreement of $43.5 million in March 2022, as compared to the proceeds of $27.0 million from the March 2021 registered direct offering of our common stock.

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
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are more fully described in "Note 2 - Summary of Significant Accounting Policies" of Item 8 in this Form 10-K.
Revenue recognition
We apply the guidance in ASC 606, Revenue Recognition, to all contracts with customers within the scope of the standard.
We sell product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. We enter into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to our products. We currently sell Gvoke, Keveyis and Recorlev in the United States only and Ogulo (the brand name in the European Union and United Kingdom for the Company's ready-to-use liquid glucagon product) in the United Kingdom.
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
    Patient Copay Assistance Program
We offer savings programs to commercially insured patients under which the cost of a prescription to a patient is discounted. We reimburse pharmacies for this discount through a third-party vendor. We record an accrual to reduce gross sales for the estimated copay on units sold to wholesalers and other customers. The estimate is based on estimated percentages of products that will be prescribed to qualified patients, expected patient utilization of the discount program, average assistance paid based on reporting from the third-party vendor as well as industry data and estimated levels of inventory in the distribution channel. Accrued copay fees are recorded as a reduction of product revenue and included in accrued trade discounts and rebates on the consolidated balance sheets.
Commercial Rebates
We contract with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, to provide rebates with respect to utilization of the products and contracted formulary status. We accrue estimated rebates based on actual average rebate amounts and estimated percent of product that will be prescribed to qualified patients and record the rebate as a reduction of product revenue. Accrued commercial rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.
    Government Rebates
We participate in certain federal and state government rebate programs such as the Medicaid Drug Rebate Program, TRICARE Retail Refunds Program, and Medicare Part D Program. We accrue estimated rebates and discounts based on actual average rebate amounts and estimated percent of product that will be prescribed to qualified patients and record the rebates as a reduction of product revenue. Accrued government rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.

Chargebacks
We arrange with certain commercial and government entities allowing them to buy products directly from wholesalers at specific prices. These entities purchase products through wholesalers at the discounted price and the wholesalers charge the difference between their list price and the discounted price back to us. We accrue estimated chargebacks based on estimated percentages of products sold to these entities, contract prices, and estimated levels of inventory in the distribution channel and records the chargebacks as a reduction of product revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.
    Product Returns
For some products, our customers generally have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. We do not have extensive history of product returns and use various factors to estimate the provision for returns, including the launch date of products, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.1 million impact on revenue in the year ended December 31, 2022. We record estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
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
When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. We utilize commonly accepted valuation techniques, such as the income approach, in establishing the fair value of intangible assets.
Contingent considerations
The fair value of the CVRs was calculated by using a discounted cash flow method for the Keveyis patent milestone and an option pricing method for the Recorlev and Keveyis sales milestones. In the case of Keveyis milestones, we applied a scenario-based method and weighted them based on the possible achievement of the milestone. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The key assumptions used include the discount rate and sales growth. A 1% change of the discount rate will change the CVR value by approximately $0.4 million or 2%. A 10% change of estimated net revenue will change the CVR value by approximately $6 million or 25%. The estimated value of the CVR consideration is based upon available information and certain assumptions which our management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration. This value is then remeasured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss.
Stock-based compensation expense
The following table summarizes the reporting of total stock-based compensation expense resulting from employee stock options, restricted stock units, and employee stock purchases under the employee stock purchase plan (in thousands):

	Years Ended December 31,
	2022	2021

Cost of goods sold	$—	$106
Research and development	1,593	1,696
Selling, general and administrative	10,567	9,579
Total stock-based compensation expense	$12,160	$11,381

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
∎    Risk-Free Interest Rate. The risk-free interest rate is based on the United States Treasury yield in effect at the time of the grant for the zero-coupon United States Treasury note with a term similar to the expected term of the option.
∎    Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" in Item 8 of this Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.
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
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at December 31, 2022 would increase or decrease interest income by approximately $1.3 million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to the United States dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Hayfin Loan Agreement, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Interest on the Convertible Notes is assessed at a fixed rate of 5.0% annually and therefore does not subject us to interest rate risk.

Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2022, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Xeris Biopharma Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xeris Biopharma Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
Chicago, Illinois
March 8, 2023

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$121,966	$67,271
Short-term investments	—	35,162
Trade accounts receivable, net	30,830	17,456
Inventory	24,735	18,118
Prepaid expenses and other current assets	9,287	4,589
Total current assets	186,818	142,596
Property and equipment, net	5,516	6,627
Operating lease right-of-use assets	3,992	—
Goodwill	22,859	22,859
Intangible assets, net	120,607	131,450
Other assets	4,730	829
Total assets	$344,522	$304,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,606	$8,924
Current operating lease liabilities	1,580	—
Other accrued liabilities	36,786	49,088
Accrued trade discounts and rebates	16,818	15,041
Accrued returns reserve	11,173	4,000
Other current liabilities	2,658	1,987
Total current liabilities	73,621	79,040
Long-term debt, net of unamortized debt issuance costs	187,075	88,067
Non-current operating lease liabilities	9,402	—
Contingent value rights	25,688	22,531
Supply agreement liability, less current portion	—	5,991
Deferred rent	—	6,883
Deferred tax liabilities	3,518	4,942
Other liabilities	31	1,676
Total liabilities	299,335	209,130

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 136,273,090 and 124,873,316 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	14	13
Additional paid in capital	599,966	555,359
Accumulated deficit	(554,770)	(460,110)
Accumulated other comprehensive loss	(23)	(31)
Total stockholders’ equity	45,187	95,231
Total liabilities and stockholders’ equity	$344,522	$304,361
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Product revenue, net	$109,263	$49,280
Royalty, contract and other revenue	985	310
Total revenue	110,248	49,590
Costs and expenses:
Cost of goods sold, excluding amortization of intangible assets	22,634	13,318
Research and development	20,966	25,160
Selling, general and administrative	137,745	125,718
Amortization of intangible assets	10,843	550
Total costs and expenses	192,188	164,746
Loss from operations	(81,940)	(115,156)
Other income (expense):
Interest and other income	2,578	313
Interest expense	(15,325)	(7,180)
Change in fair value of warrants	1,760	(702)
Change in fair value of contingent value rights	(3,157)	—
Total other expense	(14,144)	(7,569)
Net loss before benefit from income taxes	(96,084)	(122,725)
Benefit from income taxes	1,424	—
Net loss	$(94,660)	$(122,725)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	7	(38)
Foreign currency translation adjustments	1	1
Comprehensive loss	$(94,652)	$(122,762)

Net loss per common share - basic and diluted	$(0.70)	$(1.55)

Weighted average common shares outstanding - basic and diluted	135,628,721	79,027,062
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(122,725)	(122,725)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Issuance of common stock in connection with the Transactions	58,082,606	6	137,649	—	—	137,655
Issuance of equity awards to Strongbridge equity award holders in connection with the Transactions	—	—	7,964	—	—	7,964
Exercise of stock options	93,399	—	199	—	—	199
Vesting of restricted stock units (net of 141,644 shares withheld for tax)	316,772	—	(534)	—	—	(534)
Stock-based compensation	—	—	11,381	—	—	11,381
Issuance of common stock through employee stock purchase plan	215,939	—	642	—	—	642
Other comprehensive loss	—	—	—	(37)	—	(37)
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(94,660)	(94,660)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 231,324 shares withheld for tax)	477,771	—	(468)	—	—	(468)
Stock-based compensation	—	—	12,160	—	—	12,160
Issuance of common stock through employee stock purchase plan	671,867	—	828	—	—	828
Other comprehensive loss	—	—	—	8	—	8
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(94,660)	$(122,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,399	1,329
Amortization of intangible assets	10,843	550
Amortization of investments	184	413
Amortization of debt discount and debt issuance costs	1,559	961
Amortization of operating right-of-use assets	426	—
Deferred income tax benefit	(1,424)	—
Stock-based compensation	12,160	11,381
Loss on extinguishment of debt	1,223	—
Loss on disposal of property and equipment	236	—
Gain on the remeasurement of lease liabilities	(1,084)	—
Change in fair value of warrants	(1,760)	702
Change in fair value of contingent value rights	3,157	—
Changes in operating assets and liabilities:
Trade accounts receivable	(13,374)	(6,237)
Prepaid expenses and other current assets	(3,887)	3,290
Inventory	(7,465)	(7,418)
Accounts payable	(4,318)	5,527
Other accrued liabilities	(11,384)	12,556
Accrued trade discounts and rebates	1,777	4,213
Accrued returns reserve	7,173	1,110
Supply agreement liabilities	(5,280)	—
Operating lease liabilities	(899)	—
Other	2,507	(1,187)
Net cash used in operating activities	(102,891)	(95,535)
Cash flows from investing activities:
Capital expenditures	(524)	(1,085)
Purchases of investments	—	(43,020)
Sales and maturities of investments	34,985	103,600
Cash acquired through acquisition of business	—	38,469
Net cash provided by investing activities	34,461	97,964
Cash flows from financing activities:
Proceeds from equity offerings	30,000	27,000
Payments of equity offering costs	—	(54)
Proceeds from issuance of debt	146,214	—
Repayment of debt	(43,496)	—
Payments of debt issuance costs	(4,876)	—
Payments for loss on extinguishment of debt	(737)	—
Proceeds from issuance of employee stock purchase plan shares	828	642
Proceeds from exercise of stock awards	8	193
Repurchase of common stock withheld for taxes	(468)	(534)
Net cash provided by financing activities	127,473	27,247
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(3)
Increase in cash, cash equivalents and restricted cash	59,043	29,673
Cash, cash equivalents and restricted cash, beginning of year	67,271	37,598
Cash, cash equivalents and restricted cash, end of year	$126,314	$67,271

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Supplemental schedule of cash flow information:
Cash paid for interest	$10,859	$7,294
Supplemental schedule of non-cash activities:
Issuance of warrants related to loan agreement	$2,080	$—
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$(6,277)	$—
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$14,013	$—
Stock issued in connection with the Acquisition	$—	$137,655
Initial fair value of equity awards and PIPE warrants consideration at acquisition date	$—	$8,871
Initial fair value of contingent consideration at acquisition date	$—	$22,531

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Cash and cash equivalents	$121,966	$67,271
Restricted cash included in Other assets	4,348	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$126,314	$67,271
These restricted cash items are primarily security deposit in the form of letters of credit for the Company to secure lease.

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia; Keveyis, the first therapy approved in the United States to treat hyperkalemic, hypokalemic, and related variants of Primary Periodic Paralysis ("PPP"); and Recorlev, approved by the Food and Drug Administration ("FDA") in December 2021, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s syndrome. The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation science, XeriSolTM and XeriJectTM.
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
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $554.8 million as of December 31, 2022. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financial statements. Based on the Company’s current operating plans, existing working capital at December 31, 2022, capital raised in 2022, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements. If needed, the Company may elect to finance its operations through equity or debt financing along with revenues.
There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from COVID-19, geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, inflationary pressures, the tightening of lending standards or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
The ongoing COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus and has caused the Company to modify its business practices (including remote work for most of its employees from time to time). While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect the business, results of operations and financial condition. The Company is continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of the business and is taking steps to minimize the impact on the business. However, the extent to which COVID-19 impacts the business, results of operations or financial condition will depend on the extent and severity of the continued spread of COVID-19 globally, the effectiveness of actions taken to contain the pandemic or treat its impact, and the resulting economic consequences, among others. Furthermore, if the Company or any of the third parties with whom the Company engages were to experience shutdowns or other business disruptions, the Company's ability to conduct the business in the manner and

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the business, results of operations and financial condition.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 2. Basis of presentation and summary of significant accounting policies and estimates
Basis of presentation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period.
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
The Company sells product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Gvoke, Keveyis and Recorlev in the United States only.
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
Patient Copay Assistance Program
The Company offers savings programs to commercially insured patients under which the cost of a prescription to a patient is discounted. The Company reimburses pharmacies for this discount through a third-party vendor. The Company records an accrual to reduce gross sales for the estimated copay on units sold to wholesalers and other customers. The estimate is based on estimated percentages of products that will be prescribed to qualified patients, expected patient utilization of the discount program, average assistance paid based on reporting from the third-party vendor as well as industry data and estimated levels of inventory in the distribution channel. Accrued copay fees are recorded as a reduction of product revenue and included in accrued trade discounts and rebates on the consolidated balance sheets.
Commercial Rebates
The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, to provide rebates with respect to utilization of the products and contracted formulary status. The Company accrues estimated rebates based on actual average rebate amounts and estimated percent of product that will be prescribed to qualified patients and records the rebate as a reduction of product revenue. Accrued commercial rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.
    Government Rebates
The Company participates in certain federal and state government rebate programs such as the Medicaid Drug Rebate Program, TRICARE Retail Refunds Program, and Medicare Part D Program. The Company accrues estimated rebates and discounts based on actual average rebate amounts and estimated percent of product that will be prescribed to qualified

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
patients and records the rebates as a reduction of product revenue. Accrued government rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.
Chargebacks
The Company arranges with certain commercial and government entities allowing them to buy products directly from wholesalers at specific prices. These entities purchase products through wholesalers at the discounted price and the wholesalers charge the difference between their list price and the discounted price back to the Company. The Company accrues estimated chargebacks based on estimated percentages of products sold to these entities, contract prices, and estimated levels of inventory in the distribution channel and records the chargebacks as a reduction of product revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.
    Product Returns
For some products, the Company's customers generally have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. The Company does not have extensive history of product returns and uses various factors to estimate the provision for returns, including the launch date of products, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While the Company believes that the returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.1 million impact on revenue in the year ended December 31, 2022. The Company records estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
Prompt Payment Discounts
As an incentive for prompt payment, the Company offers a discount to most customers. The Company expects that all eligible customers will comply with the contractual terms to earn the discount, and, therefore, the Company accrues the discount on all eligible sales. The Company records the discount as an allowance against trade accounts receivable on the consolidated balance sheets and as a reduction of product revenue.
Service Fees
The Company records service fees paid to the wholesaler and specialty pharmacy customers for distribution and inventory management services as a reduction to product revenue. The Company accrues estimated service fees based on contractually determined amounts. Accrued service fees are included in accrued trade discounts and rebates on the consolidated balance sheets.
Concentration of credit risk
For the years ended December 31, 2022 and 2021, four customers accounted for 96% and 95% of the Company’s gross product revenue, respectively. At both December 31, 2022 and December 31, 2021, the same four customers accounted for 99% of the trade accounts receivable, net.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Stock-based compensation expense
The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments, including stock options, restricted stock units and employee stock purchases, to be recognized in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, the risk-free interest rate and the expected dividend yield of the common stock. Restricted stock units are valued based on the fair market value of the Company’s common stock on the date they were granted. The Company recognizes stock-based compensation expense equal to the grant date fair value of stock options, restricted stock units and employee stock purchases on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they are incurred.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to uncertain tax positions, if any, within the provision for taxes in the statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, the Company did not accrue any interest or penalties on uncertain tax positions.
Cash and cash equivalents
The Company considers all demand deposits with financial institutions and highly liquid investments with an original maturity of three months or less when purchased as cash equivalents.
Restricted Cash
Restricted cash includes amounts required to be held as a security deposit in the form of letters of credit for the Company to secure leases and state licenses.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The Company recognized no impairment charges for the years ended December 31, 2022 and 2021, respectively.
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
When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income approach in establishing the fair value of intangible assets. See “Note 4 – Business combination” for additional detail.
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
If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the net assets is less than their carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. In connection with the annual impairment test conducted in the fourth quarter of 2022 and 2021, the Company performed a qualitative assessment in connection with the annual goodwill impairment evaluation and determined that it was more likely than not that the fair value of the net assets exceeded their carrying value.
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
The identified intangible assets are reviewed for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of its intangible assets may not be recoverable. These events and changes can include significant current period operating losses or negative cash flows associated with the use of an intangible asset, or group of assets, combined with a history of such factors, significant changes in the manner of use of the assets, and current expectations that it is more likely than not that an intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When impairment indicators are present, the Company compares undiscounted future cash flows to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.
No impairment expense was recorded for identified intangible assets during the year ended December 31, 2022 and 2021.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
For further discussion of identified intangible assets, see “Note 9 – Intangible assets”.
Debt issuance costs
Debt issuance costs incurred in connection with financing arrangements are amortized to interest expense over the life of the respective financing arrangement using the effective interest method. Debt issuance costs, net of related amortization, reduce the carrying value of the related debt.
Contingent considerations
The fair value of the Contingent Value Rights (“CVRs") is calculated by using a discounted cash flow method for the Keveyis patent milestone and an option pricing method for the Recorlev and Keveyis sales milestones. In the case of Keveyis milestones, the Company applies a scenario-based method and weights them based on the possible achievement of the milestone. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The key assumptions used include the discount rate and sales growth. The estimated value of the CVR consideration is based upon available information and certain assumptions which the Company's management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration. This value is then remeasured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss.
Deferred rent
Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term and also for abatement of some or all rental payments for a period of time after the occupancy date. In addition, certain of the Company’s lease agreements provide for tenant improvement allowances whereby the landlord funded the cost to build out the space. The Company records a liability for such lease incentives which is amortized to rent expense on a straight-line basis throughout the lease term. The Company adopted ASU 2016-02 on January 1, 2022 and the deferred rent balance was recorded as a reversal of right-of-use assets under the new standard.
Warrant liability
Warrants required to be settled in cash are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. The fair value of these warrants are remeasured each reporting period using the Black-Scholes option-pricing model which considers the expected term of the warrants as well as the risk-free interest rate and expected volatility of the Company's common stock. The liability is recorded in other current liabilities on the consolidated balance sheets. Generally, changes in the fair value of the warrant liabilities are recorded in the consolidated statements of operations and comprehensive loss.
Fair value of financial instruments
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Amended and Restated Loan and Security Agreement approximates fair value due to the variable interest rate on the debt. Items measured at fair value on a recurring basis include the Company’s investments, warrants and CVRs. The fair value of the convertible senior notes is determined from using current interest rates based on credit ratings and the remaining term of maturity.
Segment reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available and utilized by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates in one segment.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
periods within those fiscal years. The Company adopted this standard in first quarter 2022 and it did not have a material impact on the financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. This standard will be effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this standard as of the reporting period beginning January 1, 2022 and it did not have a material impact on the financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions in the current guidance related to the approach for intra-period tax allocation and the methodology for calculating income taxes in an interim period and amends other aspects of the guidance to help clarify and simplify United States GAAP. This standard is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this standard as of the reporting period beginning January 1, 2022 and it did not have a material impact on the financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases will be classified as either operating or finance leases under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. This standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The FASB has extended the effective date of this standard for certain companies. As amended in ASU 2020-05, this standard will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.
The Company adopted the new standard on January 1, 2022, using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures. The Company elected the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. The Company made an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and recognize those lease payments on a straight-line basis over the lease term.
The Company recorded a $14.0 million lease liability equal to the present value of lease payments and a $6.3 million operating lease ROU asset, which is the corresponding lease liability adjusted for unamortized lease incentives. The impact of these changes at adoption had no impact on net income or shareholders’ equity. Prior periods were not restated under the new standard. See "Note 18 - Leases" for further details.
The impact to the Company’s opening consolidated balance sheets as of January 1, 2022 was as follows (in thousands):

	As Reported	Effect of Adopting	Balance at
	December 31, 2021	ASC 842	January 1, 2022
Assets
Right-of-use assets	—	6,277	6,277
Other assets	829	(373)	456
Liabilities and stockholders’ equity
Other accrued liabilities	49,088	(1,022)	48,066
Current operating lease liabilities	—	1,028	1,028
Deferred rent	6,883	(6,883)	—
Other liabilities	1,676	(204)	1,472
Non-current operating lease liabilities	—	12,985	12,985
Pending accounting standards
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 15, 2023. Early adoption is permitted but not earlier than periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of this new standard will have on the financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or other reference rates that are expected to be discontinued because of reference rate reform. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company does not currently expect the adoption of this new standard to have a material impact on the financial statements.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 3. Disaggregated revenue
The Company’s revenue is comprised primarily of sales of products and royalty revenue. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below is a description of the Company’s different types of revenue.
•Product revenue - The Company sells product primarily to wholesalers or a specialty pharmacy who subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately negotiated rebates, chargebacks and discounts related to the Company’s products. Revenue is recognized at the point in time when the Company's customer (e.g., a wholesaler or specialty pharmacy) obtains control of promised goods or services, which is when the Company's obligations under the terms of the contract with the customer are satisfied, based on the consideration the Company expects to receive in exchange for those goods or services.
•Royalty, contract and other revenue - Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
The disaggregated revenue by primary products is as follows:

	Years Ended December 31,
	2022	2021
Product revenue (in thousands):
Gvoke	$52,527	$38,917
Keveyis	49,307	10,363
Recorlev	7,429	—
Product revenue, net	109,263	49,280
Royalty, contract and other revenue	985	310
Total revenue	$110,248	$49,590

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 4. Business combination
On October 5, 2021 (the "acquisition closing date"), Xeris Pharma completed the acquisition of Strongbridge (the "Acquisition") pursuant to the Transaction Agreement, dated as of May 24, 2021, among Xeris Pharma, Strongbridge, Xeris Biopharma and Wells MergerSub, Inc. (the "Transaction Agreement"). Upon completion of the Acquisition, (a) the Company acquired Strongbridge by means of a scheme of arrangement (the "Scheme") under Irish law pursuant to which the Company acquired all of the outstanding ordinary shares of Strongbridge ("Strongbridge Shares") in exchange for (i) 0.7840 of a share of the Company’s common stock ("Company Shares") and cash in lieu of fractions of Company Shares in exchange for each Strongbridge Share held by such Strongbridge Shareholders and (ii) one (1) non-tradeable Contingent Value Right ("CVR"), worth up to a maximum of $1.00 per Strongbridge Share settleable in cash, additional Company Shares, or a combination of cash and additional Company Shares, at the Company’s sole election and (b) MergerSub merged with and into Xeris Pharma, with Xeris Pharma, as the surviving corporation in the merger (the “Merger,” and the Merger together with the Acquisition, the "Transactions").
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
See "Note 16 – Stock compensation plans" for a more detailed description of the equity award plans assumed in the Transactions. See "Note 13 – Warrants" for a more detailed description of the warrants assumed in the Transactions.
The Acquisition was accounted for as a business combination using the acquisition method of accounting under the provisions of ASC 805, Business Combinations.
The Acquisition has and will continue to diversify and increase the Company’s revenue base into the specialized commercial platforms and expand the development pipeline. Additionally, the Company has achieved significant synergies by eliminating redundant processes and reducing headcount, most notably within the commercial, executive and general and administrative functions.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Refer to "Note 14 - Fair Value Measurements", for information related to the fair value measurements on CVRs and valuation methods utilized.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Transaction costs
In connection with the Transactions, the Company incurred significant expenses in 2021, including transaction costs (e.g., bankers' fees, legal fees, consultant fees, etc.). Such transaction costs totaled $8.6 million and were fully recorded in the selling, general and administrative expenses in 2021 through the first half of 2022.
Supplemental pro forma information
The following unaudited supplemental pro forma financial information assumes the companies were combined as of January 1, 2020. The pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if Strongbridge had been included in the Company's consolidated statements of operations and comprehensive loss as of January 1, 2020 (unaudited, in thousands):

	Years Ended December 31,
	2022	2021
Revenue	$110,248	$79,509
Net loss	$(94,660)	$(160,342)
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 5. Short-term investments
The Company classifies investments in debt securities as available-for-sale. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Refer to "Note 14 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.
There were no short-term investments as of December 31, 2022. The following table represents the Company’s available-for-sale investments by major security type as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
Commercial paper	$21,773	$—	$—	$21,773
Corporate securities	12,072	2	(7)	12,067
Foreign government securities	1,324	—	(2)	1,322
Total available-for-sale investments	$35,169	$2	$(9)	$35,162
The Company reviews available-for-sale investments for other-than-temporary impairment loss periodically. The Company considers factors such as the duration, severity of and reason for the decline in value, the potential recovery period and the Company's intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2022 and 2021, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.
Note 6. Inventory
The components of inventories consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$7,410	$5,181
Work in process	11,367	7,442
Finished goods	5,958	5,495
Inventory	$24,735	$18,118
Inventory reserves were $1.3 million and $1.0 million at December 31, 2022 and December 31, 2021, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 7. Property and equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Lab equipment	$3,841	$3,739
Furniture and fixtures	1,355	1,355
Computer equipment	474	307
Office equipment	8	28
Software	307	307
Leasehold improvements	5,065	5,026
Total property and equipment	11,050	10,762
Less: accumulated depreciation and amortization	(5,534)	(4,135)
Property and equipment, net	$5,516	$6,627
Depreciation and amortization expense relating to property and equipment was $1.4 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
Note 8. Goodwill
Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments.
As of December 31, 2022, the Company assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair value of the one reporting unit was less than the carrying value as of the testing date. As a result of the assessment, no goodwill impairment charge was recorded during the fiscal year ended December 31, 2022 and 2021.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 9. Intangible assets
Identified intangible assets consisted of the following (in thousands):

	Life (Years)	December 31, 2022			December 31, 2021
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(2,750)	$8,250	$11,000	$(550)	$10,450
Definite-lived intangible asset - Recorlev	14	121,000	(8,643)	112,357	121,000	—	121,000
Total intangible assets		$132,000	$(11,393)	$120,607	$132,000	$(550)	$131,450
Keveyis is the developed product rights obtained from Strongbridge's acquisition of the United States marketing rights to Keveyis (dichlorphenamide) from Taro Pharmaceuticals North America, Inc. ("Taro").
Recorlev was acquired as a result of the Acquisition and was approved by the FDA on December 30, 2021. The IPR&D asset was reclassified as a definite-lived intangible asset in 2021 and began being amortized on a straight-line basis over an estimated useful life of 14 years assigned based on the economic life and remaining patent life.
As of December 31, 2022 and 2021, the Company reviewed the indicators for impairment and concluded that no impairment of its definite-lived intangible assets existed.
As of December 31, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2023	$10,843
2024	10,843
2025	10,843
2026	10,293
2027	8,643
Thereafter	69,142
Total	$120,607

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 10. Other accrued liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued employee costs	$13,400	$19,638
Supply agreement - current portion	6,720	6,009
Accrued supply chain costs	562	595
Accrued marketing costs	2,593	3,237
Accrued research and development costs	1,411	1,998
Accrued restructuring charges	2,799	6,715
Accrued interest expense	4,656	1,413
Accrued Strongbridge transaction costs	—	1,839
Accrued other costs	4,645	7,644
Other accrued liabilities	$36,786	$49,088
Note 11. Restructuring costs
After the completion of the Acquisition on October 5, 2021, the Company undertook a strategic restructuring to streamline the organization and realize operating expense synergies. The costs associated with the restructuring include employee termination costs. The Company incurred total restructuring costs of approximately $11.1 million related to this plan, which has been fully recorded through 2022. Costs of $1.5 million were incurred in the year ended December 31, 2022, with the majority incurred in the first quarter of 2022. The majority of the restructuring costs are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company anticipates the restructuring related to the Strongbridge acquisition to be complete by the fourth quarter of 2023. The restructuring reserve is included in other accrued liabilities in the consolidated balance sheets.
The following table summarizes the initial restructuring reserve in connection with the Strongbridge acquisition and the payments made during the years ended December 31, 2022 and 2021 (in thousands):

Restructuring Costs
Restructuring costs	$9,657
Payments	(2,944)
Balance accrued at December 31, 2021	$6,713
Restructuring costs	$1,488
Payments	(5,402)
Balance accrued at December 31, 2022	$2,799
1 Additionally in 2021, costs of $0.3 million were incurred related to the relocation of the Company's research and development laboratory from San Diego to Chicago and the restructuring was substantially complete by the end of the fourth quarter of 2021, with a balance of $2 thousand remained as of December 31, 2021.
Note 12. Long-term debt
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The fair value of the convertible senior notes is determined from using current interest rates based on credit ratings and the remaining term of maturity. As of December 31, 2022, the fair value of the convertible senior notes was approximately $40.5 million.
Loan Agreement
In September 2019, Xeris Pharma entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent (in such capacity, the "Collateral Agent") and a lender, and Silicon Valley Bank, as a lender ("SVB", and together with Oxford, the "Prior Lenders"), which amended and restated that certain Loan and Security Agreement dated February 28, 2018 with the Prior Lenders in its entirety. The Amended Loan Agreement provided for the Prior Lenders to extend up to $85.0 million in term loans to Xeris Pharma in three tranches, of which $60.0 million was drawn down in September 2019.
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the "Agent"), pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, the Company borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Amended Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Amended Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed.
All of the Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Following the borrowing of the delayed draw term loans in December 2022, the Company has incurred total debt issuance costs of approximately $3.6 million related to the Hayfin Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate, including the amortization of debt discount and debt issuance costs, amounts to 11.8%, maturing March 2027. The debt outstanding under the Hayfin Loan Agreement approximates fair value due to the variable interest rate on the debt.
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
The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. Associated with the Hayfin Loan Agreement, the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. Refer to "Note 13 - Warrants" for further information on the warrants.
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
The components of debt are as follows (in thousands):

	December 31, 2022	December 31, 2021

Convertible Notes	$47,175	$47,175
Loan facility	144,487	43,500
Less: unamortized debt issuance costs	(4,587)	(2,608)
Long-term debt, net of unamortized debt issuance costs	$187,075	$88,067
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2023	$—
2024	—
2025	47,175
2026	—
2027	150,000
$197,175
For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $15.3 million and $7.2 million, respectively, of which $1.6 million and $1.0 million, respectively, related to the amortization of debt discount and issuance costs and a $1.2 million loss on extinguishment of debt in the year ended December 31, 2022 related to the Amended Loan Agreement with the Prior Lenders, which ceased in March 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 13. Warrants
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
Associated with the Armistice securities purchase agreement disclosed in "Note 15 - Stockholders' equity", the Company also issued warrants (the "Armistice Warrants") to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares of the Company’s common stock issued or issuable to Armistice under the securities purchase agreement and all shares of the Company's common stock issuable upon exercise of the warrants (the "Warrant Shares") have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
Associated with the Hayfin Loan Agreement disclosed in "Note 12 - Long-term debt", the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until the seventh (7th) anniversary of the closing date; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
As of December 31, 2022, the following warrants were outstanding:

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
	8,268,258
The Company recognized gains of $49,000 and $35,000 upon the change in fair value of the warrants during the year ended December 31, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $1.7 million related to the change in fair value and the expiration of the assumed Strongbridge private placement warrants in June 2022. The Company recognized gains (losses) of $(768,000), $39,000 and $27,000 upon the change in fair value of the warrants during the year ended December 31, 2021 related to the assumed Strongbridge private placement warrants, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 14. Fair value measurements
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
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021 (in thousands):

	Total as of December 31, 2022	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$121,966	$121,966	$—	$—

Liabilities
Contingent value rights	$25,688	$—	$—	$25,688

Warrant liabilities	$9	$—	$—	$9

	Total as of December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,271	$67,271	$—	$—

Investments:
Corporate securities	12,067	—	12,067	—
Commercial paper	21,773	—	21,773	—
Foreign government	1,322	—	1,322	—
Total investments	$35,162	$—	$35,162	$—

Liabilities
Contingent value rights	$22,531	$—	$—	$22,531
Warrant liabilities	$1,769	$—	$—	$1,769

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The CVRs are adjusted to fair value using the methods described above at the end of each reporting period. Significant changes which increase or decrease the probabilities of achieving the related milestones or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations.
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at the Acquisition	$22,531
Change in fair value of CVRs	—
Balance at December 31, 2021	22,531
Change in fair value of CVRs	3,157
Balance at December 31, 2022	$25,688

Refer to "Note 19 – Commitments and contingencies" for additional information on the CVRs.
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
The Company has determined that the warrant liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the warrant liabilities (in thousands):

Balance at December 31, 2020	$159
Assumption of Strongbridge private placement warrants	908
Change in fair value of warrants	702
Balance at December 31, 2021	1,769
Change in fair value of warrants and expiration of Strongbridge private placement warrants	(1,760)
Balance at December 31, 2022	$9

There were no transfers between any of the levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 15. Stockholders' equity
The Company’s 375.0 million authorized shares of stock are divided into 350.0 million shares of common stock, par value $0.0001 per share, and 25.0 million shares of undesignated preferred stock, par value $0.0001 per share. At December 31, 2022, none of the 25.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.
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
Note 16. Stock compensation plan
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
The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, and each January 1 thereafter, by 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the 2018 Plan was automatically increased by 4,994,933 shares and 2,384,448 shares, respectively. As of December 31, 2022, there were 3,380,363 shares of common stock available for future issuance under the 2018 Plan.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. This plan became effective on the date immediately prior to the effectiveness of the Company's IPO registration statement. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 386,000 shares or (iii) such lesser number of shares as determined by the ESPP administrator. On January 1, 2022 and 2021, the number of shares of common stock available for issuance under the ESPP increased by 386,000 shares and 386,000 shares, respectively. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. The Company issued 671,867 shares at a weighted average price of $1.45 per share during the year ended December 31, 2022. As of December 31, 2022, there were 191,860 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. The Company initially reserved 750,000 shares of common stock for the issuance of awards under the Inducement Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change affecting the Company's common stock. As of December 31, 2022, there were 305,349 shares of common stock available for future issuance under the Inducement Plan.
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
On the acquisition closing date, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of December 31, 2022, there were 3,674,889 shares reserved for future grants under the Assumed Plans.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods during the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The expected stock price volatility assumption is based on the historical volatilities of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock since the Company began trading subsequent to the IPO in June 2018 over the period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date.
The fair value of stock options granted was estimated with the following weighted average assumptions:

	Years Ended December 31,
	2022	2021
Expected term (years)	5.5	6.0
Risk-free interest rate	3.01%	1.15%
Expected volatility	80.18%	76.34%
Expected dividends	—	—
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the year ended December 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2021	11,362,336	$5.86	5.62
Granted	175,000	2.10
Exercised	(11,228)	0.69
Forfeited	(87,680)	5.25
Expired	(1,738,267)	8.31
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Exercisable - December 31, 2022	9,032,882	$5.44	4.51
Vested and expected to vest at December 31, 2022	9,700,161	$5.37	4.76
The weighted average fair value of awards granted during the year ended December 31, 2022 was $1.43 per share.
At December 31, 2022, there was a total of $1.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.4 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Restricted Stock Units
The Company grants Restricted Stock Units ("RSU"s) to employees. RSUs that are granted vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant, provided that the employee is employed by the Company on such vesting date. If and when the RSUs vest, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee’s tax withholding obligations. Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period.
A summary of outstanding RSU awards and the activity for the year ended December 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2021	2,005,041	$5.15
Granted	4,477,850	2.71
Vested	(708,970)	5.46
Forfeited	(518,361)	2.90
Unvested balance - December 31, 2022	5,255,560	$3.25
As of December 31, 2022, there was $10.3 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
Employee Stock Purchase Plan
The fair value of the ESPP Plan shares was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2022	2021
Expected term (years)	0.5	0.5
Risk-free interest rate	1.18%	0.08%
Expected volatility	79.50%	77.40%
Expected dividends	—	—
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Years Ended December 31,
	2022	2021
Cost of goods sold	$—	$106
Research and development	1,593	1,696
Selling, general and administrative	10,567	9,579
Total stock-based compensation expense	$12,160	$11,381

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 17. Other employee benefit plans
Defined Contribution Plan
The Company sponsors an employee retirement plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees in the United States. Employees become eligible to contribute to the plan upon meeting certain age requirements and 30 days of service. Commencing in 2019, the Company began discretionary matching employee contributions up to certain limits. For the years ended December 31, 2022 and 2021, the Company made $1.7 million and $0.7 million of matching contributions to the plan, respectively.
Deferred Compensation Plan
The Compensation Committee of the Board of Directors adopted a deferred compensation plan ("Deferred Compensation Plan") in April 2020. The Deferred Compensation Plan allows a select group of executive management and non-employee directors to defer payment of certain of their cash compensation. Participants in the Deferred Compensation Plan who are employees may defer all or a portion of their annual base salaries and all or a portion of their annual cash performance-based compensation. Participants who are non-employee directors may defer all or a portion of their annual cash retainers. The participants’ elective deferrals are 100% vested immediately and accrue interest at a rate of two percent per annum. The Deferred Compensation Plan is unfunded and unsecured. As of December 31, 2021, the total deferred compensation liability under the Deferred Compensation Plan was approximately $1.6 million recorded in other current liabilities in the consolidated balance sheets and was fully paid off in January 2022.
Note 18. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2037. The non-cancellable lease agreements provide for monthly lease payments which increase during the term of each lease agreement.
On September 29, 2022, Xeris Pharma entered into an Amended and Restated Lease (the “Lease”) with Fulton Ogden Venture, LLC (“Landlord”) whereby Xeris Pharma will lease approximately 87,032 square feet of office and laboratory space at 1375 West Fulton Street, Chicago, Illinois (the “Premises”), which Premises includes Xeris Pharma’s existing laboratory space. The term of the original lease commenced on January 1, 2021 as to Xeris Pharma’s existing space at 1375 West Fulton Street, and the Lease will commence on the later of the substantial completion of the Landlord’s improvement work and April 1, 2023 (“Expansion Commencement Date”) as to the expansion portion of the Premises, and for the entire Premises, the term will expire on the earlier of the last day of the One Hundred Fifty-Sixth (156th) full calendar month following the Expansion Commencement Date and March 31, 2037, unless extended or earlier terminated pursuant to the terms of the Lease. Xeris Pharma has the option to extend the term of the Lease for two successive five-year periods, subject to the terms and conditions of the Lease. In addition, the Lease contains customary default provisions, including, without limitation, those relating to payment default and bankruptcy events. The lease on the expansion portion of the Premises has not yet commenced but created significant rights and obligations for us. The estimated initial operating lease liability related to the expansion portion of the Premises is approximately $22.8 million and operating lease ROU asset is approximately $23.1 million upon commencement in 2023.
Real estate leases often require that the Company pays maintenance, real estate taxes and insurance in addition to rent. These payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the ROU asset and lease liability, but are reflected as variable lease expenses.
All of the Company's leases are classified as operating leases, which are included as operating lease ROU assets and current and non-current operating lease liabilities in the consolidated balance sheets. The Company’s operating lease costs are included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
A majority of the Company's lease agreements include fixed rental payments. Certain of the lease agreements include fixed rental payments that are adjusted periodically by a fixed rate. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. Most of the real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised.
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate leas term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 7.6 years and a weighted-average discount rate of 11.4%.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to the Company’s operating and finance leases was as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,159
Right of use assets obtained in exchange for new lease obligations:
Operating leases	—
The Company reports the amortization of operating lease ROU assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

The components of lease expense were as follows (in thousand):

Lease cost	Year Ended December 31, 2022
Operating lease expense	1,799
Variable lease cost	1,091
Sublease income	(212)
Total lease cost	2,678
As of December 31, 2022, maturities of lease liabilities are summarized as follows (in thousands):

2023	$1,586
2024	1,556
2025	1,820
2026	1,869
2027	1,918
Thereafter	10,674
Total lease payments	19,423
Less: Effect of discounting to net present value	(8,441)
Present value of lease liabilities	$10,982

Operating lease liabilities, current	1,580
Operating lease liabilities, non-current	9,402
Total operating lease liabilities	$10,982
Fiscal 2021 Activity Before Adoption of Topic 842
The Company leases office facilities under various noncancelable operating leases. Rental expense for operating leases was approximately $2.4 million for the year ended December 31, 2021.
Under the previous lease accounting prior to the adoption of ASC 842, future minimum annual rental commitments for operating leases as of December 31, 2021 were as follows (in thousands):

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements

2022	$1,813
2023	2,031
2024	1,981
2025	1,931
2026	1,982
Thereafter	11,741
Total minimum lease payments	$21,479
Note 19. Commitments and contingencies
Commitments
Commitments to Taro
Upon the completion of Strongbridge acquisition, the Company also acquired the supply agreement Strongbridge had with Taro to produce Keveyis. Strongbridge was obligated to purchase annual minimum amounts of product totaling approximately $29.1 million over a six-year period from Taro. As of December 31, 2022, the remaining obligation under the Supply Agreement was $8.0 million. The term of the agreement with Taro was renewed for an additional two years beyond the termination of the orphan exclusivity period. If Taro declines to renew the agreement during the next renewal period, the Company has the right to manufacture the product on its own or have the product manufactured by a third party on its behalf. The Company is also required to reimburse Taro for a royalty obligation resulting from its sale of Keveyis to the Company.
As of December 31, 2022, the Company had unused letters of credit of $4.3 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.3 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Leases
We have obligations under operating leases for office and laboratory spaces. For a description of the Company's leases, please see "Note 18 - Leases".
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2022, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event the Convertible Notes are still outstanding as of January 15, 2025 and the maturity date thereof has not been extended to a date on or after September 4, 2027, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.0 million of cash on hand, is sufficient to redeem and discharge the Convertible Notes in full, the loans outstanding under the Hayfin Loan Agreement will mature on January 15, 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 20. Net loss per common share
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of December 31,
	2022	2021
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	9,700,161	11,362,336
Restricted stock units	5,255,560	2,005,041
Warrants	8,362,270	6,373,452
Total anti-dilutive securities excluded from EPS computation [2]	38,734,658	35,157,496
2 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.
Note 21. Income taxes
A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Federal tax benefit at statutory rate	$(20,178)	$(25,772)
State tax benefit, net of federal benefit	(4,325)	(4,422)
Research and development and orphan drug credits	(320)	(350)
Uncertain tax positions	94	(302)
Permanent adjustments to expenses	726	1,779
Stock-based compensation	414	901
Return to provision adjustment	(1,103)	(2,450)
Statutory tax rate differential	1,600	663
Changes in valuation allowance	21,162	29,642
Other	506	311
Total income tax benefit	$(1,424)	$—

The benefit for income taxes for 2022 was attributable to the amortization of the deferred tax liability set up with the Acquisition and it represented the foreign deferred income tax benefit.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. For the years ended December 31, 2022 and 2021, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$111,631	$100,790
Federal research and orphan drug credits	8,836	7,184
Stock-based compensation	5,714	3,177
Other temporary differences	32,977	27,094
Valuation allowance	(159,043)	(137,881)
Total assets	115	364
Deferred tax liabilities:
Fixed and intangible assets	(11)	(197)
Other deferred tax liabilities	(3,622)	(5,109)
Total liabilities	(3,633)	(5,306)
Net deferred tax liabilities	$(3,518)	$(4,942)
As of December 31, 2022, the Company had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. As of December 31, 2021, the Company had federal net operating loss carryforwards of $475.7 million and various state net operating loss carryforwards of $309.7 million. Net operating loss carryforwards for the United States federal income tax purposes that were generated prior to January 1, 2018 have a twenty-year carryforward life, and the earliest layers will begin to expire in 2025. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income. The United States state net operating loss carryforwards will start to expire in 2029 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryforwards.
At December 31, 2022, the Company had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. At December 31, 2021, the Company had $5.4 million and $2.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consist primarily of orphan drug credits and research and development credits. The United States state income tax credits consist primarily of California and Illinois research and development credits. Both the United States federal orphan drug credits and research and development credits have a twenty-year carryforward life. The United States federal orphan drug credits and research and development credits will both begin to expire in 2025 and the state research and development credits will begin to expire in 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Valuation allowance at December 31, 2020	$(92,493)
Increase for 2021 activity	(45,388)
Valuation allowance at December 31, 2021	(137,881)
Increase for 2022 activity	(21,162)
Valuation allowance at December 31, 2022	$(159,043)
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2022 and 2021, excluding interest and penalties, consisted of the following (in thousands):

	December 31,
	2022	2021
Beginning balance - uncertain tax positions	$627	$929
Increases related to tax positions taken during the current year	92	17
Increases/(decreases) related to tax positions taken during the prior year	3	(319)
Ending balance - uncertain tax positions	$722	$627
For the year ended December 31, 2022, the increase in current year uncertain tax positions was attributable primarily to the United States federal orphan drug credits and research and development credits and the decrease related to tax positions taken during the prior year was a result of return to provision adjustments. In the Company’s balance sheet, uncertain tax positions of $0.7 million were offset against deferred tax assets. Tax years prior to 2019 generally are not subject to examination by the Internal Revenue Service or state or local taxing authorities.
The Company policy is to include interest and penalties related to uncertain tax penalties, if any, within the provision for taxes in the statements of operations. During the years ended December 31, 2022 and 2021, the Company incurred no interest and penalties related to income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on our evaluation under this framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is KPMG LLP, Chicago, Illinois, PCAOB Auditor ID: 185.
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits
ITEM 16. FORM 10-K SUMMARY
Not applicable.

XERIS BIOPHARMA HOLDINGS, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Transaction Agreement, dated as of May 24, 2021, by and among the Registrant, Strongbridge Biopharma plc, Xeris Pharmaceuticals, Inc. and Wells Merger Sub, Inc. (incorporated by reference to Annex A of the Registrant’s Registration Statement on Form S-4 (File No. 333-257642) filed with the Securities and Exchange Commission on July 2, 2021)

2.2
Expenses Reimbursement Agreement, dated May 24, 2021, by and between the Xeris Pharmaceuticals, Inc. and Strongbridge Biopharma plc (incorporated by reference to Exhibit 2.3 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on May 24, 2021)

2.3
Contingent Value Rights Agreement, dated as of October 5, 2021, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

3.2
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.1
Specimen Stock Certificate Evidencing Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-262404) filed with the Securities and Exchange Commission on January 28, 2022)

4.2
Second Amended and Restated Investors’ Rights Agreement by and among Xeris Pharmaceuticals, Inc. and certain of its stockholders, dated December 31, 2015 (incorporated by reference to Exhibit 4.1 to the Xeris Pharmaceuticals, Inc. Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

4.3
Description of Registrant's Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-40880) filed with the Securities and Exchange Commission on March 11, 2022)

4.4
Base Indenture, dated as of June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.5
First Supplemental Indenture, dated as of June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.6	Form of 5.00% Convertible Senior Note due 2025 (included in Exhibit 4.5)

4.7
Second Supplemental Indenture, by and among the Registrant, Xeris Pharmaceuticals, Inc. and U.S. Bank National Association, dated October 5, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.8
Form of Warrant by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3, 2022)

4.9
Form of Registration Rights Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3, 2022)

4.10
Form of Warrant to purchase common stock by and between the Registrant and Hayfin Services LLP (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

4.11*^	Form of Lender Warrant issued December 28, 2016 in connection with Horizon and Oxford Loan Agreement

4.12*^	Form of Warrant to CR Group Lenders, dated July 14, 2017

4.13*^	Form of Warrant to CR Group Lenders, dated January 16, 2018

4.14*^	Form of Warrant to Avenue Venture Opportunities Fund

10.1#
2011 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.2#
2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 11, 2018)

10.3#
Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.4#
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.5#
Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.6#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Paul Edick, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.7#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and John Shannon, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.8#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Steven Pieper, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.9#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Beth Hecht dated as of October 5, 2021 (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

10.10†
API Supply Agreement, dated as of January 1, 2018, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.12 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.11†
First Amendment to API Supply Agreement, dated as of February 26, 2021, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 13, 2021)

10.12†
Second Amendment to API Supply Agreement, dated as of May 2, 2022, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on August 10, 2022)

10.13†
Quality Assurance Agreement, dated as of November 20, 2015, by and between Bachem AG and Xeris Pharmaceuticals, Inc., as amended by (i) Amendment 1 to the Quality Assurance Agreement, dated as of October 31, 2016, by and between Bachem AG and Xeris Pharmaceuticals, Inc. and (ii) Amendment 2 to the Quality Assurance Agreement, dated as of January 26, 2017, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.14†
Commercial Supply Agreement, dated as of May 14, 2018, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 14, 2018)

10.15†
Amendment No. 2 to the Commercial Supply Agreement, dated as of May 13, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.16†
Amendment No. 3 to Commercial Supply Agreement dated August 31, 2022 between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

10.17†
Joint Development Agreement, dated as of January 29, 2016, by and between Xeris Pharmaceuticals, Inc. and Scandinavian Health Limited (incorporated by reference to Exhibit 10.15 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.18
Loan and Security Agreement, dated as of February 28, 2018, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.19†
Quality Agreement, dated as of November 16, 2016, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.20†
Amendment No. 1 to the Quality Agreement, dated as of May 11, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.21#
2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 11, 2018)

10.22†
Product Supply Agreement by and between SHL Pharma, LLC and Xeris Pharmaceuticals, Inc., dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on November 8, 2018)

10.23#
Inducement Equity Plan (incorporated by reference to Exhibit 99.1 of Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-229587) filed with the Securities and Exchange Commission on February 8, 2019)

10.24
First Amendment to Office Lease Agreement, dated as of November 20, 2018, by and between 180 N. LaSalle Property Owner LLC and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-229600) filed with the Securities and Exchange Commission on February 11, 2019)

10.25
Amended and Restated Loan and Security Agreement, dated as of September 10, 2019, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on September 10, 2019)

10.26
Second Amendment to Loan and Security Agreement, dated as of May 15, 2019, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 6, 2019)

10.27#
Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on April 10, 2020)

10.28†
Amendment No. 3 to the Quality Assurance Agreement, dated as of February 26, 2020, by and between Xeris Pharmaceuticals, Inc. and Bachem AG (incorporated by reference to Exhibit 10.3 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 7, 2020)

10.29†
Amendment No. 4 to the Quality Assurance Agreement, dated as of May 5, 2021, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.30
First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 21, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 7, 2020)

10.31†
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 10, 2020)

10.32†
First Amendment to the Product Supply Agreement, dated as of June 24, 2020, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated by reference to Exhibit 10.2 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 10, 2020)

10.33†
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 5, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of Xeris Pharmaceuticals, Inc.’ s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on November 9, 2020)

10.34†
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 23, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to Xeris Pharmaceuticals, Inc.’ s Annual Report on Form 10-K (File No. 001-38536) filed with the Securities and Exchange Commission on March 9, 2021)

10.35
Consent Under Amended and Restated Loan and Security Agreement, dated as of May 24, 2021, by and among Xeris Pharmaceuticals, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on May 24, 2021)

10.36
Fifth Amendment to Amended and Restated Loan and Security Agreement, dated May 3,2021, by and among Xeris Pharmaceuticals, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.37
Joinder and Sixth Amendment to Amended and Restated Loan and Security Agreement, dated October 5, 2021, by and among the Registrant, Xeris Pharmaceuticals, Inc., Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.38
Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on November 16, 2020)

10.39
Amended and Restated Quality Agreement, dated as of November 16, 2020, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 to Xeris Pharmaceuticals, Inc.’ s Annual Report on Form 10-K (File No. 001-38536) filed with the Securities and Exchange Commission on March 9, 2021)

10.40#
Separation Agreement, dated as of July 28, 2021, by and between Xeris Pharmaceuticals, Inc. and Barry Deutsch (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on July 29, 2021)

10.41†
Asset Purchase Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.3 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed with the Securities and Exchange Commission on January 12, 2017)

10.42†
Supply Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.4 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed with the Securities and Exchange Commission on January 12, 2017)

10.43
Investors’ Rights Agreement, dated as of February 10, 2015, by and among Cortendo AB and the Investors listed therein (incorporated by reference to Exhibit 10.11 to Strongbridge Biopharma plc’s Form F-1 (File No. 333-206654) filed with the Securities and Exchange Commission on August 28, 2015)

10.44#
Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.45#
Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.14 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.46#
Strongbridge Biopharma plc 2017 Inducement Plan (incorporated by reference to Exhibit 10.15 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.47
Credit Agreement and Guaranty dated as of March 8, 2022, by and among the Registrant, Xeris Pharmaceuticals, Inc., Strongbridge Biopharma Limited, Strongbridge Dublin Limited, Cortendo AB, the lenders from time to time parties thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

10.48
Form of Securities Purchase Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-04880) filed with Securities and Exchange Commission on January 3, 2022)

10.49
Amended and Restated Lease dated September 29, 2022 between Xeris Pharmaceuticals, Inc. and Fulton Ogden Venture, LLC (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

10.50
Amendment No. 1 to Credit Agreement and Guaranty dated September 29, 2022 among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

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
^ Pertains to certain Strongbridge warrants assumed by the Company in connection with the Acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
Date	March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 8, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

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