Form 10-Q
period 2023-03-31
Xeris Biopharma Holdings, Inc.
filed 2023-05-09
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-40880
XERIS BIOPHARMA HOLDINGS, INC.
(Exact name of the registrant as specified in its charter)

Delaware		87-1082097
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1375 West Fulton Street, Suite 1300 Chicago, Illinois		60607
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of May 1, 2023, 137,311,468 shares, par value $0.0001 per share, of common stock were outstanding.

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

■
We operate in a competitive business environment, which may have an adverse impact on our revenue. If we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.

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

■	Our business may continue to be adversely affected by impacts resulting from Coronavirus ("COVID-19") pandemic.
■	Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed indications for our product candidates. If our clinical trials fail to demonstrate efficacy and safety to the satisfaction of the Food and Drug Administration ("FDA") or other regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
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

■	Our stock price has been and will likely continue to be volatile, and you may lose part or all of your investment.
■	Our data collection and processing activities are governed by restrictive regulations governing the use, processing and, in certain jurisdictions, cross-border transfer of personal information.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$50,984	$121,966
Short-term investments	44,118	—
Trade accounts receivable, net	30,860	30,830
Inventory	29,039	24,735
Prepaid expenses and other current assets	10,512	9,287
Total current assets	165,513	186,818
Property and equipment, net	6,477	5,516
Operating lease right-of-use assets	3,886	3,992
Goodwill	22,859	22,859
Intangible assets, net	117,896	120,607
Other assets	4,729	4,730
Total assets	$321,360	$344,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,983	$4,606
Current operating lease liabilities	1,448	1,580
Other accrued liabilities	20,149	36,786
Accrued trade discounts and rebates	16,874	16,818
Accrued returns reserve	13,254	11,173
Current portion of contingent value rights	14,958	—
Other current liabilities	2,757	2,658
Total current liabilities	81,423	73,621
Long-term debt, net of unamortized debt issuance costs	187,623	187,075
Non-current operating lease liabilities	9,346	9,402
Non-current contingent value rights	9,371	25,688
Deferred tax liabilities	3,518	3,518
Other liabilities	31	31
Total liabilities	291,312	299,335
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 137,291,277 and 136,273,090 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid in capital	601,667	599,966
Accumulated deficit	(571,604)	(554,770)
Accumulated other comprehensive loss	(29)	(23)
Total stockholders’ equity	30,048	45,187
Total liabilities and stockholders’ equity	$321,360	$344,522
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$32,265	$21,910
Royalty, contract and other revenue	931	163
Total revenue	33,196	22,073
Costs and expenses:
Cost of goods sold	5,319	6,273
Research and development	4,838	6,250
Selling, general and administrative	33,605	35,913
Amortization of intangible assets	2,711	2,711
Total costs and expenses	46,473	51,147
Loss from operations	(13,277)	(29,074)
Other income (expense):
Interest and other income	1,300	68
Interest expense	(6,216)	(3,521)
Change in fair value of warrants	—	1,221
Change in fair value of contingent value rights	1,359	(2,816)
Total other expense	(3,557)	(5,048)
Net loss before benefit from income taxes	(16,834)	(34,122)
Benefit from income taxes	—	408
Net loss	$(16,834)	$(33,714)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(6)	(35)
Comprehensive loss	$(16,840)	$(33,749)

Net loss per common share - basic and diluted	$(0.12)	$(0.25)

Weighted average common shares outstanding - basic and diluted	137,142,565	135,032,782
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock related to Armistice equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 197,257 shares withheld for tax)	404,743	—	(416)	—	—	(416)
Stock-based compensation	—	—	3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,834)	$(33,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	321
Amortization of intangible assets	2,711	2,711
Amortization of premium/discount on investments	(382)	50
Amortization of debt discount and debt issuance costs	548	219
Amortization of operating right-of-use assets	106	—
Stock-based compensation	2,564	3,301
Loss on extinguishment of debt	—	1,323
Change in fair value of warrants	—	(1,221)
Change in fair value of contingent value rights	(1,359)	2,816
Changes in operating assets and liabilities:
Trade accounts receivable	(30)	(5,927)
Prepaid expenses and other current assets	(1,225)	(58)
Inventory	(3,817)	(157)
Accounts payable	6,935	2,168
Other accrued liabilities	(13,931)	(13,658)
Accrued trade discounts and rebates	56	(48)
Accrued returns reserve	2,081	1,431
Supply agreement liabilities	(3,838)	(5,280)
Operating lease liabilities	(188)	—
Other	99	(2,686)
Net cash used in operating activities	(26,140)	(48,409)
Cash flows from investing activities:
Capital expenditures	(238)	16
Purchases of investments	(43,741)	—
Sales and maturities of investments	—	6,700
Net cash (used in) provided by investing activities	(43,979)	6,716
Cash flows from financing activities:
Proceeds from equity offerings	—	30,000
Proceeds from issuance of debt	—	97,295
Repayment of debt	—	(43,496)
Payments of debt issuance costs	—	(4,360)
Payments for loss on extinguishment of debt	—	(837)
Proceeds from exercise of stock awards		8
Repurchase of common stock withheld for taxes	(863)	(416)
Net cash (used in) provided by financing activities	(863)	78,194
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Increase in cash, cash equivalents and restricted cash	(70,982)	36,500
Cash, cash equivalents and restricted cash, beginning of year	126,314	67,271
Cash, cash equivalents and restricted cash, end of year	$55,332	$103,771

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental schedule of cash flow information:
Cash paid for interest	$9,826	$3,769
Supplemental schedule of non-cash activities:
Issuance of warrants related to loan agreement	$—	$2,080
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$—	$(6,277)
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$—	$14,013

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash flows from operating activities:
Cash and cash equivalents	$50,984	$103,771
Restricted cash included in Other assets	4,348	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$55,332	$103,771
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
As used herein, the “Company” or “Xeris” refers to Xeris Pharmaceuticals, Inc. (“Xeris Pharma”) when referring to periods prior to the acquisition of Strongbridge Biopharma plc (“Strongbridge”) on October 5, 2021 and to Xeris Biopharma when referring to periods on or subsequent to October 5, 2021.
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $571.6 million as of March 31, 2023. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company’s current operating plans, existing working capital at March 31, 2023, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from COVID-19, geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2023.
Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted.
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
Revenues are recorded at the net product sales price, which includes estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or specialty pharmacy. The Company applies significant judgments and estimates in determining some of these allowances. If actual results differ from its estimates, adjustments are made to these allowances in the period in which the actual results or updates to estimates become known.
Such revenue is reported as product revenue, net in the condensed consolidated statements of operations and comprehensive loss.
Additionally, the Company earns revenue from research collaborations for the use of Xeris’ proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the condensed consolidated statements of operations and comprehensive loss.
Concentration of credit risk
For the three months ended March 31, 2023 and 2022, four customers accounted for 96% and 93% of the Company’s gross product revenue, respectively. At March 31, 2023 and December 31, 2022, the same four customers accounted for 98% and 99% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Adopted accounting standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if the fair value increases. This standard would have been effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The effective date of ASC Topic 326 was then delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company adopted this standard beginning on January 1, 2023, and it did not have a material impact on the financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for the application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or other reference rates that are expected to be discontinued because of reference rate reform. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact the adoption of this standard will have on the financial statements and disclosures.
Note 3. Disaggregated revenue
Disaggregated revenue by product is as follows:

	Three months ended March 31,
	2023	2022
Product revenue (in thousands):
Gvoke	$15,033	$12,452
Keveyis	12,755	9,324
Recorlev	4,477	134
Product revenue, net	32,265	21,910
Royalty, contract and other revenue	931	163
Total revenue	$33,196	$22,073

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of March 31, 2023, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of March 31, 2023 had an average remaining maturity of 0.5 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 12 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.
There were no short-term investments as of December 31, 2022. The following table represents the Company’s short-term investments by major security type as of March 31, 2023 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
U.S. government securities	$44,124	$5	$(11)	$44,118
Total available-for-sale investments	$44,124	$5	$(11)	$44,118
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to sell, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three months ended March 31, 2023.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$10,909	$7,410
Work in process	5,890	11,367
Finished goods	12,240	5,958
Inventory	$29,039	$24,735
Inventory reserves were $0.6 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Lab equipment	$3,967	$3,841
Furniture and fixtures	1,742	1,355
Computer equipment	707	474
Office equipment	64	8
Software	353	307
Leasehold improvements	5,542	5,065
Total property and equipment	12,375	11,050
Less: accumulated depreciation and amortization	(5,898)	(5,534)
Property and equipment, net	$6,477	$5,516
Depreciation and amortization expense relating to property and equipment were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

	Life (Years)	March 31, 2023			December 31, 2022
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(3,300)	$7,700	$11,000	$(2,750)	$8,250
Definite-lived intangible asset - Recorlev	14	121,000	(10,804)	110,196	121,000	(8,643)	112,357
Total intangible assets		$132,000	$(14,104)	$117,896	$132,000	$(11,393)	$120,607
As of March 31, 2023, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2023 remaining	8,132
2024	10,843
2025	10,843
2026	10,293
2027	8,643
Thereafter	69,142
Total	$117,896

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee costs	$8,761	$13,400
Supply agreement - current portion	2,882	6,720
Accrued supply chain costs	440	562
Accrued marketing costs	1,099	2,593
Accrued research and development costs	1,067	1,411
Accrued restructuring charges	1,694	2,799
Accrued interest expense	498	4,656
Accrued other costs	3,708	4,645
Other accrued liabilities	$20,149	$36,786
Note 9. Restructuring costs
After the completion of the acquisition of Strongbridge on October 5, 2021, the Company undertook a restructuring plan to streamline the organization and realize operating expense synergies. The Company incurred total restructuring costs of approximately $11.1 million, which primarily related to employee termination costs. These costs were fully recognized and recorded by 2022 in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The Company anticipates the plan will be paid out by the fourth quarter of 2023. The restructuring reserve is included in other accrued liabilities in the condensed consolidated balance sheets.
The following table summarizes the restructuring reserve for the three months ended March 31, 2023 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2022	2,799
Payments	(1,105)
Balance accrued at March 31, 2023	$1,694
Note 10. Long-term debt
Convertible Senior Notes
In June 2020, Xeris Pharma completed a public offering of $86.3 million aggregate principal amount of Xeris Pharma's 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes, which was exercised in full in July 2020. Since January 15, 2021, the Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.
Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the Convertible Notes. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of Convertible Notes. In the second half of 2020, $39.9 million in principal amount of Convertible Notes were converted into 13,171,791 shares of Xeris Pharma’s common stock.
The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), between Xeris Pharma and U.S. Bank National Association, as trustee (the "Trustee"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 (the "First Supplemental Indenture"), and the second supplemental indenture dated October 5, 2021 (the "Supplemental Indenture" and together with the Base Indenture and First Supplemental Indenture, the "Indenture"), among the Company, Xeris Pharma and the Trustee. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.
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
As a result of the transactions associated with the acquisition of Strongbridge, and pursuant to the Second Supplemental Indenture, the Convertible Notes are no longer convertible into shares of common stock of Xeris Pharma. Instead, subject to the terms and conditions of the Indenture, the Convertible Notes will be exchangeable into cash and shares of common stock of the Company in proportion to the transaction consideration payable pursuant to the transaction agreement for the acquisition of Strongbridge, and the "Reference Property" provisions in the Indenture.
The fair value of the convertible senior notes is determined from using current interest rates based on credit ratings and the remaining term of maturity. As of March 31, 2023, the fair value of the convertible senior notes was approximately $41.1 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company’s stock price, time to maturity, the risk-free rate and the Company’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 12 - Fair value measurement".
Loan Agreement
In September 2019, Xeris Pharma entered into an Amended and Restated Loan and Security Agreement (the "Oxford Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent and a lender, and Silicon Valley Bank, as a lender ("SVB", and together with Oxford, the "Prior Lenders"). The Oxford Loan Agreement provided for the Prior Lenders to extend up to $85.0 million in term loans to Xeris Pharma in three tranches, of which $60.0 million was drawn down in September 2019.
In June 2020, Xeris Pharma paid a portion of the term loan equal to the sum of $20.0 million, plus all accrued and unpaid interest. In November 2020, an additional $3.5 million was drawn from the term loan.
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (as amended, modified or amended and restated from time to time, the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the "Agent"), pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, the Company borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Oxford Loan Agreement remaining balance of $43.5 million and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes.
The Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). The Company has incurred total debt issuance costs of approximately $3.6 million related to the Hayfin Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate, including the amortization of debt discount and debt issuance costs, amounts to 11.8%. The debt outstanding under the Hayfin Loan Agreement approximates fair value due to the variable interest rate on the debt.
The Loans will mature on March 8, 2027; provided, however, the Loans will mature on January 15, 2025 if the Convertible Notes are outstanding as of such date and either (i) the maturity date thereof has not been extended to a date on or after September 4, 2027 or (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.0 million of cash on hand, is sufficient to redeem and discharge the Convertible Notes in full.
The components of debt are as follows (in thousands):

	March 31, 2023	December 31, 2022

Convertible Notes	$47,175	$47,175
Loan facility	144,746	144,487
Less: unamortized debt issuance costs	(4,298)	(4,587)
Long-term debt, net of unamortized debt issuance costs	$187,623	$187,075

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2023 remaining	$—
2024	—
2025	47,175
2026	—
2027	150,000
$197,175
For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $6.2 million and $3.5 million, respectively, of which $0.5 million and $0.2 million, respectively, related to the amortization of debt discount and issuance costs and a $1.3 million loss on extinguishment of debt in the three months ended March 31, 2022 related to the Oxford Loan Agreement with the Prior Lenders, which ceased in March 2022.
Note 11. Warrants
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
Associated with the Hayfin Loan Agreement disclosed in "Note 10 - Long-term debt", the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until March 8, 2029; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
As of March 31, 2023, the following warrants were outstanding:

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
	8,268,258
The Company recognized losses of $1,000 related to the 2018 Term A Warrants and gains of $1,000 related to the 2018 Term B Warrants upon the change in fair value of the warrants during the three months ended March 31, 2023. The Company recognized gains

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
of $1.2 million, $12,000 and $8,000 upon the change in fair value of the warrants during the three months ended March 31, 2022 related to the assumed Strongbridge private placement warrants, which expired in June 2022, the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
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
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below considers the market for the financial assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	Total as of March 31, 2023	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$50,984	$50,984	$—	$—

Investments:
U.S. government securities	$44,118	$44,118	$—	$—

Liabilities
Current portion of contingent value rights	$14,958	$—	$—	$14,958
Non-current contingent value rights	$9,371	$—	$—	$9,371
Warrant liabilities	$9	$—	$—	$9

	Total as of December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$121,966	$121,966	$—	$—

Liabilities
Contingent value rights	$25,688	$—	$—	$25,688
Warrant liabilities	$9	$—	$—	$9

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Value Rights
As part of the 2021 acquisition of Strongbridge, the Company issued contingent value rights ("CVRs") representing additional contingent consideration of up to $1.00 for each CVR upon the achievement of the following:
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
There are approximately 74.1 million CVRs. Up to 10.5 million CVRs may be issued to holders of Strongbridge rollover options and assumed warrants upon the exercise thereof. CVRs are settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election.
Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued at each reporting period until the related contingencies are resolved. The CVRs are adjusted to fair value using the methods described above at the end of each reporting period. Significant changes which increase or decrease the probabilities of achieving the related milestones or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations.
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2022	$25,688
Change in fair value of CVRs	(1,359)
Balance at March 31, 2023	$24,329

Balance at Current portion of contingent value rights	$14,958
Balance at Non-current contingent value rights	9,371
Balance at March 31, 2023	$24,329
Note 13. Stock compensation plan
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
As of March 31, 2023, there were 3,851,526 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval with a purchase date of the last business day of June and December each year. As of March 31, 2023, there were 577,860 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of March 31, 2023, there were 347,079 shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of March 31, 2023, there were 2,425,706 shares reserved for future grants under the Assumed Plans.
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
There were no stock options granted during the first quarter of 2023.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the three months ended March 31, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Granted	—	—
Exercised	—	—
Forfeited	(2,041)	5.95
Expired	(130,366)	12.42
Outstanding - March 31, 2023	9,567,754	$5.27	4.57
Vested and expected to vest at March 31, 2023	9,567,754	$5.27	4.57
Exercisable - March 31, 2023	8,978,290	$5.34	4.34
At March 31, 2023, there was a total of $1.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.2 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
The Company grants Restricted Stock Units ("RSUs") to employees. RSUs that are granted vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant, provided that the employee is employed by the Company on such vesting date. If and when the RSUs vest, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee’s tax withholding obligations. Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee’s requisite service period.
A summary of outstanding RSU awards and the activity for the three months ended March 31, 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2022	5,255,560	$3.25
Granted	7,133,900	1.24
Vested	(1,761,864)	3.81
Forfeited	(66,247)	2.17
Unvested balance - March 31, 2023	10,561,349	$1.80
As of March 31, 2023, there was $16.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$322	$547
Selling, general and administrative	2,242	2,754
Total stock-based compensation expense	$2,564	$3,301
Note 14. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2037. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.
On September 29, 2022, Xeris Pharma amended and restated its existing lease with Fulton Ogden Venture, LLC to extend and expand the leased premises to accommodate the Company’s relocation of its headquarters to such premises. The term of the space existing prior to the amendment and restatement commenced on January 1, 2021 and the lease for the combined expanded space commenced on April 1, 2023. The term of the amended and restated lease will expire on March 31, 2036, unless extended or earlier terminated pursuant to the terms of the lease. The estimated initial operating lease liability related to the expansion portion of the premises leased pursuant to the amended and restated lease is approximately $22.8 million and upon commencement of the expansion space term on April 1, 2023, the operating lease right-of-use asset is approximately $17.4 million.
All of the Company's leases are classified as operating leases, which are included as operating lease right-of-use assets and current and non-current operating lease liabilities in the condensed consolidated balance sheets. The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
A majority of the Company's lease agreements include fixed rental payments. Certain lease agreements include fixed rental payments that are adjusted periodically by a fixed rate. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. Most of the real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. The majority of the

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company's real estate leases require that the Company pay maintenance, real estate taxes and insurance in addition to rent. These payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use asset and lease liability, but are reflected as variable lease expenses.
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of March 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 10.2 years and a weighted-average discount rate of 11.4%.
Supplemental cash flow information related to the Company’s operating and finance leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$478	$445
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.
The components of lease expense were as follows (in thousand):

	Three Months Ended March 31,
Lease cost	2023	2022
Operating lease expense	$413	$467
Variable lease cost	350	225
Sublease income	(54)	(52)
Total lease cost	$709	$640
As of March 31, 2023, maturities of lease liabilities are summarized as follows (in thousands):

2023 remaining	$1,105
2024	1,556
2025	1,820
2026	1,869
2027	1,918
Thereafter	10,674
Total lease payments	18,942
Less: Effect of discounting to net present value	(8,148)
Present value of lease liabilities	$10,794

Operating lease liabilities, current	1,448
Operating lease liabilities, non-current	9,346
Total operating lease liabilities	$10,794

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 15. Commitments and contingencies
Commitments
Commitments to Taro
The Company has a supply agreement with Taro Pharmaceuticals North America, Inc. ("Taro") to produce Keveyis. In 2023, the Company amended the agreement to extend the initial term until March 2027. As part of the agreement as amended, the Company has agreed to certain annual minimum marketing spend requirements and minimum purchase order quantities for each year, which in the case of the minimum purchase order quantities, is based on the previous year's purchases.
Leases
As of March 31, 2023, the Company had unused letters of credit of $4.3 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.3 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2023, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
16
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	9,567,754	10,456,601
Restricted stock units	10,561,349	5,302,517
Warrants	8,362,270	12,808,695
Total anti-dilutive securities excluded from EPS computation [1]	43,908,040	43,984,480
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 8, 2023 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, continuing impacts resulting from the coronavirus pandemic, and other factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Unless otherwise indicated, references to "Xeris," the "Company," "we," "our" and "us" in this Quarterly Report on Form 10-Q refer to Xeris Biopharma Holdings, Inc. Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
We are focused on building an innovative, self-sustaining, growth-oriented biopharmaceutical company committed to improving patients’ lives by developing and commercializing clinically meaningful products across a range of therapies. We are uniquely positioned to achieve this through our three commercial products and our proprietary formulation science (XeriSol and XeriJect), which generates partnerships and enhances our product candidates.
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
Patents
We currently own 178 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Included in the total patents, we have 60 granted patents globally related to our platform technologies and 7 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes the United States Patent Nos. 11,020,393 and 11,278,547, which were granted on

June 1, 2021 and March 22, 2022, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including Xeris Pharma’s June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020 and March 2021 offerings), $30.0 million from a private placement of our common stock in January 2022, $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering, $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Oxford Loan Agreement") with Oxford Finance LLC and Silicon Valley Bank, which was fully repaid in March 2022, and $150.0 million from the Hayfin Loan Agreement in 2022.
For the three months ended March 31, 2023 and March 31, 2022, we reported net losses of $16.8 million and $33.7 million, respectively. We have not been profitable since inception, and, as of March 31, 2023, our accumulated deficit was $571.6 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Outlook and strategies
Our goal is to build an innovative, self-sustaining, growth-oriented biopharmaceutical company committed to improving patients’ lives by developing and commercializing clinically meaningful products across a range of therapies. To achieve our goal, we are pursuing the following strategies:

■
Drive growth through effective commercial execution of our innovative products. We have three innovative commercial products (Gvoke, Keveyis, and Recorlev) all of which fill unique, unmet needs. Additionally, Gvoke and Recorlev are in the very early stages of their product lifecycles and both leverage our experienced and growing leadership presence in the endocrinology community. We are focused on executing against the opportunities made possible by Gvoke, Recorlev, and Keveyis in order to maintain our momentum of growth and enable the financial self-sufficiency of our Company.

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

We believe these three distinct pillars of our strategy can bring new products to market and transform the lives of patients with life-impacting diseases and ultimately drive value for Xeris’ shareholders. Pursuing these strategies provides Xeris with a range of value driving opportunities that are incremental to the value already realized by the Xeris enterprise.
Development of product candidates
Once Weekly Subcutaneous Injection of Levothyroxine (XP-8121)
We conducted a Phase 1 clinical study with product candidate Levothyroxine XP-8121, an early-stage program designed to address maintenance therapy in patients with congenital or acquired hypothyroidism who require continuous thyroid hormone replacement. We commenced a Phase 2 dose-finding study of XP-8121 in April 2023. The study is designed to assess XP-8121 in patients receiving oral thyroid replacement therapy to establish the average once-weekly dose, accrue chronic safety data, and facilitate a future Phase 3 program in consultation with the FDA.
Levothyroxine and Hypothyroidism

The thyroid gland is responsible for the synthesis, storage, and release of metabolic hormones including thyroxine (T4) and triiodothyronine (T3). These hormones are crucial in the regulation of critical metabolic processes and are vital for normal growth and development during fetal life, infancy, and childhood.
Therapeutically, levothyroxine is administered as a replacement for deficient thyroid hormones. The goal of the therapy is restoration of the euthyroid state which can reverse the clinical manifestations of hypothyroidism and significantly improve quality of life. The treatment of choice for correction of hypothyroidism is currently continuous daily oral administration of levothyroxine. It is one of the most widely prescribed drug products in the United States, but the complexity of maintaining biochemical and clinical euthyroidism in patients undergoing treatment with oral levothyroxine is challenging. It has been reported that nearly 40% of patients undergoing treatment with oral levothyroxine are either over-or under-treated due to factors that include, but are not limited to, drug formulation, use of the drug with food, adherence to the drug, use of concomitant medications, and pre-existing medical conditions. Many patients failing to reach target thyroid stimulating hormone ("TSH") levels are managed by simply increasing their levothyroxine daily dose. However, levothyroxine is a drug with a narrow therapeutic index, meaning that relatively small deviations from the proper dose can cause a clinically meaningful shift in pharmacological effects when administered to a patient; thus, the titration of levothyroxine oral drug may be a tailored and incremental process.
XP-8121 Overview
XP-8121 is a novel formulation for subcutaneous administration that could potentially mitigate many of the challenges associated with oral formulations, such as identification of an ideal dose due to absorption variation and medication adherence for patients who have difficulty maintaining a stable, therapeutic serum level. Preclinical studies of XP-8121 showed a sustained plasma exposure profile and similar highest concentration of a drug in the blood, or Cmax, when compared with equivalent doses of the oral formulation. We conducted a Phase 1 study of XP-8121 to evaluate the pharmacokinetics, safety and tolerability, and potential for weekly dosing in the treatment of hypothyroidism.
The Phase 1 clinical study was a single ascending dose crossover design in 30 healthy participants to compare matching doses of oral levothyroxine (Synthroid) and subcutaneous XP-8121. The primary endpoints of the study were to characterize the absorption and elimination kinetics of XP-8121 and compare bioavailability of XP-8121 to oral levothyroxine. Secondary endpoints were safety and tolerability of XP-8121.
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three months ended March 31, 2023 and 2022 as well as factors that impact those items.
Product revenue, net
Product revenue, net, represents gross product sales less estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. We apply significant judgment and estimates in determining some of these allowances. If actual results differ from our estimates, we make adjustments to these allowances in the period in which the actual results or updates to estimates become known.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of compensation and related personnel costs, marketing and selling expenses, professional fees and facility costs not otherwise included in research and development expenses.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, Hayfin Loan Agreement, Oxford Loan Agreement, interest income earned on deposits and investments, gains and losses on extinguishment of debt and lease remeasurement, and the change in fair value of our warrants and CVRs.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Product revenue:
Gvoke	$15,033	$12,452	$2,581	20.7
Keveyis	12,755	9,324	3,431	36.8
Recorlev	4,477	134	4,343	nm
Product revenue, net	32,265	21,910	10,355	47.3
Royalty, contract and other revenue	931	163	768	nm
Total revenue	33,196	22,073	11,123	50.4

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	5,319	6,273	(954)	(15.2)
Research and development	4,838	6,250	(1,412)	(22.6)
Selling, general and administrative	33,605	35,913	(2,308)	(6.4)
Amortization of intangible assets	2,711	2,711	—	nm
Total cost and expenses	46,473	51,147	(4,674)	(9.1)
Loss from operations	(13,277)	(29,074)	15,797	(54.3)
Other income (expense):
Interest and other income	1,300	68	1,232	nm
Interest expense	(6,216)	(3,521)	(2,695)	76.5
Change in fair value of warrants	—	1,221	(1,221)	nm
Change in fair value of contingent considerations	1,359	(2,816)	4,175	nm
Total other expense	(3,557)	(5,048)	1,491	(29.5)
Net loss before benefit from income taxes	(16,834)	(34,122)	17,288	(50.7)
Benefit from income taxes	—	408	(408)	nm
Net loss	$(16,834)	$(33,714)	$16,880	(50.1)
1 nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $2.6 million or 20.7% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Gvoke prescriptions grew approximately 50% in the first quarter of 2023 compared to the same period of 2022. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis net revenue increased by $3.4 million or 36.8% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven by higher patient demand coupled with an increase in net pricing.
Recorlev, commercially launched in the first quarter of 2022, had net revenue of $4.5 million for the three months ended March 31, 2023, driven primarily by increases in the number of patients on therapy.
Cost of goods sold
Cost of goods sold was $5.3 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was attributable to a one-time contract credit and product mix offset by higher product sales.

Research and development expenses
Research and development expenses decreased $1.4 million or 22.6% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by lower product development costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.3 million or 6.4% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by lower costs related to the restructuring plan that commenced in 2021 and was fully expensed by 2022.
Amortization of intangible assets
For the three months ended March 31, 2023 and 2022, amortization of intangible assets were both $2.7 million.
Other income (expense)
For the three months ended March 31, 2023, interest expense increased $2.7 million or 76.5% compared to the three months ended March 31, 2022. The increase was primarily due to a higher principle amount and increased interest rate related to the Hayfin loan.
Liquidity and Capital Resources
Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of products, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and issuance of debt. In June 2018, we completed our IPO of 6,555,000 shares of our common stock at a price of $15.00 per share for aggregate net proceeds of $88.9 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In February 2019, we completed an equity offering and sold an aggregate of 5,996,775 shares of common stock at a price of $10.00 per share. Net proceeds from this equity offering were $55.5 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In September 2019, we entered into the Oxford Loan Agreement that provided for term loans of up to an aggregate of $85.0 million, of which $60.0 million was drawn in September 2019 and of which $20.0 million was repaid in June 2020. In August 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the shelf. We sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the shelf for gross proceeds of $1.8 million.
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of March 31, 2023, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Oxford Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the private placement of our common stock with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022. In January 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on February 7, 2022, and which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units.

In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the “Lenders”) and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loan(s) during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, we borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Oxford Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed. On September 29, 2022, the Company entered into Amendment No. 1 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022. On January 19, 2023, the Company entered into Amendment No. 2 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the execution and delivery of a letter of financial support to the Company’s Australian subsidiary.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $571.6 million at March 31, 2023. Based on our current operating plans and existing working capital at March 31, 2023, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

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
As we continue the marketing and selling of Gvoke, Keveyis and Recorlev, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in “Note 1 – Liquidity and capital resources” above, there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke, Keveyis and Recorlev.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022

Net cash used in operating activities	$(26,140)	$(48,409)
Net cash (used in)/provided by investing activities	(43,979)	6,716
Net cash (used in)/provided by financing activities	(863)	78,194
Operating activities
Net cash used in operating activities was $26.1 million for the three months ended March 31, 2023, compared to $48.4 million for the three months ended March 31, 2022. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage.
Investing activities
Net cash used in investing activities was $44.0 million for the three months ended March 31, 2023, compared to net cash provided by investing activities of $6.7 million for the three months ended March 31, 2022. Cash used in investing activities in 2023 was primarily due to the purchase of short-term investments. In the first quarter of 2022, we used the majority of investments that matured to fund operations instead of re-investing.

Financing activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $78.2 million for the three months ended March 31, 2022. The cash used in the first quarter of 2023 was mainly due to the repurchase of common stock withheld for taxes upon the restricted stock unit vesting. The cash provided by financing activities in the first quarter of 2022 was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.9 million from Hayfin Loan Agreement, partially offset by the payoff of the outstanding principal under the Oxford Loan Agreement of $43.5 million in March 2022.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2022 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2022.
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates", a description of recent accounting pronouncements applicable to our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at March 31, 2023 would increase or decrease interest income by approximately $1.0 million on an annual basis.
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
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2023, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant losses in every fiscal year since inception. For the three months ended March 31, 2023 and 2022, we reported a net loss of $16.8 million and $33.7 million, respectively. In addition, our accumulated deficit as of March 31, 2023 was $571.6 million.
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

■	obtain and maintain third-party coverage and adequate reimbursement for our products;
■	compete effectively against our competitors; and
■	launch and commercialize our products utilizing our own sales force or by entering into partnership or co-promotion arrangements with third parties.
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
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke, Keveyis and Recorlev and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility, including due to geopolitical instability, rising interest rates, fluctuations in inflation rates, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also materially and adversely impact our ability to access capital as and when needed and increase our cost of capital even if available.
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc., as amended (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of March 31, 2023, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and United States Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
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
In addition, we have $150.0 million outstanding under our Hayfin Loan Agreement as of March 31, 2023. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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

To date, we have expended significant time, resources and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on marketing and commercializing our approved products, Gvoke, Keveyis and Recorlev, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Keveyis, Recorlev and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Keveyis and Recorlev may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement" in our most recent Annual Report on Form 10-K.
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
We operate in a competitive business environment, which may have an adverse impact on our revenue. If we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.
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
For example, Gvoke has numerous competitors in the severe hypoglycemia market, which currently include Eli Lilly’s Baqsimi, an intranasal glucagon dry powder, Zealand Pharma’s Zegalogue, a dasiglucagon outlicensed to Novo Nordisk, Novo Nordisk’s GlucaGen HypoKit, Fresenius Kabi's glucagon emergency kit for low blood sugar and Amphastar’s generic Glucagon for Injection Emergency Kit. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.
In addition, Keveyis is an oral carbonic anhydrase inhibitor, that was approved in the United States to treat hyperkalemic, hypokalemic and related variants of PPP. Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022 and competes with Keveyis, which may adversely impact our revenue. In addition, due to the end of orphan drug exclusivity, additional generic competition may compete with Keveyis and sales of Keveyis could be negatively affected and our results of operations could suffer. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.
We are also currently aware of various companies that are marketing existing drugs that may compete with Recorlev, such as Corcept Therapeutics and Recordati. The treatment of endogenous Cushing's syndrome patients who fail or are ineligible for surgery in the United States and Europe are: Korlym (mifepristone) marketed by Corcept Therapeutics in the United States; Signifor LAR (pasireotide) and Isturisa (osilodrostat), both marketed by Recordati in the United States and EU; and ketoconazole, metyrapone and mitotane marketed by HRA in the EU. Corcept is developing relacorilant, a second-generation glucocorticoid receptor modulator; currently in Phase 3. Ketoconazole is used off-label for treatment of Cushing's syndrome in the United States. Regulatory approval of ketoconazole for the treatment of endogenous Cushing's syndrome in the United States, which is not currently being sought by any sponsor to our knowledge, could significantly increase competition for Recorlev due to the similar mechanisms of action between the drug products.

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
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have the purchased assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments after receiving notice thereof and failing to cure such material non-compliance.
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we are experiencing significantly longer lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. For example, impacts to global supply chains from the COVID-10 pandemic could continue to disrupt our and our suppliers’ ability to procure sufficient supplies for the manufacture of our commercial products or our product candidates. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including global health concerns, fire, acts of terrorism, political instability or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. For example, we have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulations ("QSRs") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and QSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable CGMP or QSR requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or QSRs and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
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
New requirements by third-party payors include: (i) net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States and (ii) third-party payors are increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement; and many pharmaceutical manufacturers must calculate and report certain price metrics to the government, such as average manufacturer price, or AMP, and Best Price. Penalties may apply when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
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
A small number of major customers account for a high percentage of our revenue, thus, the loss of any of these customers and our inability to enter into new customer relationships could negatively impact our business.
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our condensed consolidated financial statements, for the three months ended March 31, 2023 and 2022, four customers accounted for over 90% of the Company’s gross product revenue. At March 31, 2023 and December 31, 2022, the same four customers accounted for over 95% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.

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
Risk Related to the Impact of the COVID-19 Pandemic
Our business may continue to be adversely affected by impacts resulting from COVID-19 pandemic and its effects or a future widespread public health epidemic.
The effects of the COVID-19 pandemic continue to affect many businesses, including ours. In addition, future public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the COVID-19 pandemic, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the diseases and the actions taken to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, manufacturing facilities and customer locations, and third party service providers such as CROs and contract manufacturing organizations (“CMOs”), any of which could have an adverse impact on our business and financial results. For example, we currently rely on third-party suppliers and CMOs for the manufacturing of Gvoke, Keveyis, and Recorlev, as well as to perform third-party logistics functions, including warehousing and distribution of Gvoke, Keveyis, and Recorlev. In addition, we rely on third parties to perform quality testing and supply other goods and services to run our business. Certain of our third party suppliers in our supply chain for materials have been adversely impacted by restrictions resulting from the COVID-19 pandemic or supply chain issues, including staffing shortages, production slowdowns and disruptions in delivery systems, and may continue to be impacted such that our supply chain may be disrupted, limiting our ability to manufacture commercial quantities of our products.
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
The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA and other regulatory authorities in the United States and by comparable regulatory authorities in other countries. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application ("NDA") or Biologics License Application ("BLA") from the FDA. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, conditions for approval, regulations, standards of care, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

■
may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval, including any findings that the clinical and other benefits of our product candidates do not outweigh their safety risks;

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
■
may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials or implementation of a REMS;

■	may change its criteria for approval, policies or adopt new regulations; or
■	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.
Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling (e.g., boxed warnings) or require expensive and time-consuming clinical trials and/or reporting as conditions of approval. Regulators in other countries and jurisdictions have their own procedures for approval of product candidates with which we must comply prior to marketing in those countries or jurisdictions.
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
Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed indications for our product candidates. If our clinical trials fail to demonstrate efficacy and safety to the satisfaction of the FDA or other regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidates.
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
If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, former President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act. Specifically, on March 23, 2020, a small subset of “biological products” approved under the Federal Food, Drug, and Cosmetic Act, such as insulin, which historically were approved as drugs, transitioned to being regulated as biological products. Being regulated as biological products enables transition products to serve as the reference product for biosimilar or interchangeable products approved through the abbreviated licensure pathway. The transition is a regulatory action in which the approved drug application for a transition biological product will be “deemed” to be a biologics license application. Thus, our XeriSol pramlintide-insulin co-formulation, which would have previously been reviewed through a 505(b)(2) NDA, was instead required to be approved under the PHS Act. If our other product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible or become ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.
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
We have received orphan drug designation from the FDA for five indications for our products and product candidates, which are our ready-to-use glucagon for PBH and Congenital Hyperinsulinism ("CHI"), our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome, and for Recorlev, for the treatment of adult patients with endogenous Cushing’s syndrome for whom surgery is not an option or has not been curative. We have also received orphan drug designation from the EMA for our ready-to-use glucagon for CHI and Noninsulinoma Pancreatogenous Hypoglycaemia Syndrome ("NIPHS") which includes patients with PBH. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We relied on orphan drug exclusivity in the marketing and sales of Keveyis until it expired on August 7, 2022 and with respect to the marketing and sale of Recorlev, intend to rely on orphan drug exclusivity through December 30, 2028 and, if granted, on new chemical entity ("NCE") exclusivity. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
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
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.
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
Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other regulatory authorities even after approval, including ensuring that quality control and manufacturing procedures conform to CGMPs and applicable QSRs and applicable product tracking and tracing requirements. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with CGMPs and QSRs. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse events and production problems, if any, to the FDA and other regulatory authorities and to comply with certain requirements concerning advertising and promotion of our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.
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
If our products or product candidates fail to comply with applicable regulatory requirements, or if a problem with one of our products or third-party suppliers is discovered, a regulatory agency may:

■	restrict the marketing or manufacturing of such products;
■	restrict or require modification of or revision to the labeling of a product;
■	issue warning letters or untitled letters which may require corrective action;
■	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
■	require us to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection and/or monitoring costs, corrective action plans with required due dates for specific actions and penalties for noncompliance;
■	impose other administrative or judicial civil or criminal penalties including fines, imprisonment and disgorgement of profits;
■	suspend or withdraw regulatory approval;
■	refuse to approve pending applications or supplements to approved applications filed by us;
■	close the facilities of our third-party suppliers;
■	suspend ongoing clinical trials;
■	impose restrictions on operations, including costly new manufacturing requirements; or
■	seize or detain products or recommend or require a product recall.
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
Efforts to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”) was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to eligible product developers. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. Providing product samples and allocating additional resources to respond to such requests or any legal challenges under this law, could adversely impact our business. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia and while we previously relied on orphan drug exclusivity in the marketing and sales of Keveyis through the expiration of orphan drug exclusivity, Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022. We intend to rely on orphan drug exclusivity and if available, NCE exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.

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

Risks Related to Our Common Stock
Risks Related to Investment in Securities
Our stock price has been and will likely continue to be volatile, and you may lose part or all of your investment.
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate increases, major bank failure or sustained financial market illiquidity; and
■	ongoing impacts from the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On May 5, 2023, the closing price of a share of our common stock was $2.40 per share.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of March 31, 2023, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
Each CVR is worth up to $1.00, payable to CVR holders if future performance milestones are achieved, and settleable in cash, common stock, or a combination of cash and common stock, at our sole election. If the performance milestones are met and we elect to pay the CVR consideration in common stock, it could have a dilutive effect to our earnings per share and cause our share price to decline.
Upon completion of the acquisition of Strongbridge, each outstanding and unexercised Strongbridge warrant (except private placement warrants) was assumed by the Company such that, upon exercise, the applicable holders will have the right to have delivered to them the reference property (as such term is defined in the Strongbridge assumed warrants). We also assumed the outstanding and unexercised Strongbridge private placement warrants and they expired in June 2022. The conversion of these assumed Strongbridge warrants (except the private placement warrants) into shares of our common stock could have a dilutive effect that could cause our share price to decline.
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
As of March 31, 2023, we had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after March 31, 2023. As of March 31, 2023, we had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
We are an "emerging growth company," as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
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
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, we qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an

“emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock that is held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our second quarter in any given year, which would allow us to continue to take advantage of these exemptions.
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
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, or remain at a historically high rate, it will affect our expenses, such as employee compensation, supply costs and research and development expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation continues to result in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.
We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations, ability to pay operational expenses or make other payments, and its financial condition and results of operations.
Our cash held in non-interest bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) limits and is predominantly held at one institution, Wells Fargo Bank, N.A. If such banking institution or any future banking institutions where we maintain our cash were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. For example, the recent closures of Silicon Valley Bank, where we maintained a portion of our cash, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry, including concerns or rumors about any events of these kinds or similar risks, may lead to market-wide liquidity shortages and the FDIC may elect not to make all account holders whole. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds and could have a material adverse effect on our business and financial condition.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Finally, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us or others, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. Any supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.
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
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.1*
Amendment No 2. to Credit Agreement and Guaranty, dated as of January 19, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent

10.2*†	Amendment No. 4 to Commercial Supply Agreement, dated as of January 26, 2023 between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc.

10.3*†	Amended and Restated Product Supply Agreement, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC

10.4*†	Statement of Work #1 – Device, effective as of January 30, 2023, between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC

10.5*†	Statement of Work #2 – Product, effective as of January 30, 2023, between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC

10.6*†
Omnibus Assignment and Assumption Agreement and Amendment No. 1 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, among Xeris Pharmaceuticals, Inc., Strongbridge Dublin Limited and Taro Pharmaceuticals North America, Inc.

10.7*†	Omnibus Amendment No. 2 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, between Xeris Pharmaceuticals, Inc. and Taro Pharmaceuticals North America, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
Date:	May 9, 2023	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 9, 2023	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)