Form 10-Q
period 2023-06-30
Xeris Biopharma Holdings, Inc.
filed 2023-08-08
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of July 31, 2023, 138,065,993 shares, par value $0.0001 per share, of common stock were outstanding.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We may continue to incur losses over the next few years and may not be able to achieve or sustain revenues or profitability in the future.
■	We may never be profitable and we may not be able to continue operations without additional fundings.
■
We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

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

■
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead-times for alternate sources for Gvoke, Keveyis, and Recorlev or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Keveyis, Recorlev or any product candidates that are approved.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$46,170	$121,966
Short-term investments	34,498	—
Trade accounts receivable, net	30,225	30,830
Inventory	36,538	24,735
Prepaid expenses and other current assets	8,310	9,287
Total current assets	155,741	186,818
Property and equipment, net	6,552	5,516
Operating lease right-of-use assets	23,632	3,992
Goodwill	22,859	22,859
Intangible assets, net	115,186	120,607
Other assets	4,808	4,730
Total assets	$328,778	$344,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,621	$4,606
Current operating lease liabilities	1,935	1,580
Other accrued liabilities	19,413	36,786
Accrued trade discounts and rebates	17,034	16,818
Accrued returns reserve	11,320	11,173
Current portion of contingent value rights	16,637	—
Other current liabilities	1,718	2,658
Total current liabilities	79,678	73,621
Long-term debt, net of unamortized debt issuance costs	188,182	187,075
Non-current operating lease liabilities	34,871	9,402
Non-current contingent value rights	6,911	25,688
Deferred tax liabilities	2,843	3,518
Other liabilities	2,652	31
Total liabilities	315,137	299,335
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 138,012,130 and 136,273,090 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	14	14
Additional paid in capital	605,151	599,966
Accumulated deficit	(591,446)	(554,770)
Accumulated other comprehensive loss	(78)	(23)
Total stockholders’ equity	13,641	45,187
Total liabilities and stockholders’ equity	$328,778	$344,522
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$36,893	$25,260	$69,158	$47,170
Royalty, contract and other revenue	1,115	46	2,046	209
Total revenue	38,008	25,306	71,204	47,379
Costs and expenses:
Cost of goods sold	7,555	4,810	12,874	11,083
Research and development	6,087	3,718	10,925	9,968
Selling, general and administrative	37,635	32,984	71,240	68,897
Amortization of intangible assets	2,710	2,710	5,421	5,421
Total costs and expenses	53,987	44,222	100,460	95,369
Loss from operations	(15,979)	(18,916)	(29,256)	(47,990)
Other income (expense):
Interest and other income	1,223	195	2,523	263
Interest expense	(6,528)	(3,448)	(12,744)	(6,969)
Change in fair value of warrants	(14)	516	(14)	1,737
Change in fair value of contingent value rights	781	(4,871)	2,140	(7,687)
Total other expense	(4,538)	(7,608)	(8,095)	(12,656)
Net loss before benefit from income taxes	(20,517)	(26,524)	(37,351)	(60,646)
Benefit from income taxes	675	339	675	747
Net loss	$(19,842)	$(26,185)	$(36,676)	$(59,899)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(49)	14	(55)	(21)
Comprehensive loss	$(19,891)	$(26,171)	$(36,731)	$(59,920)

Net loss per common share - basic and diluted	$(0.14)	$(0.19)	$(0.27)	$(0.44)

Weighted average common shares outstanding - basic and diluted	137,338,071	135,529,968	137,250,465	135,282,749
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock related to Armistice equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 197,257 shares withheld for tax)	404,743	—	(416)	—	—	(416)
Stock-based compensation	—	—	3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455
Net loss	—	—	—	—	(26,185)	(26,185)
Exercise of stock options	2,561	—	(3)	—		(3)
Vesting of restricted stock units (net of 1,317 shares withheld for tax)	—	—	—	—	—	—
Stock-based compensation	—	—	3,152	—	—	3,152
Issuance of common stock through employee stock purchase plan	389,987	—	510	—	—	510
Other comprehensive loss	—	—	—	14	—	14
Balance, June 30, 2022	135,920,743	$14	$593,990	$(52)	$(520,009)	$73,943

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048
Net loss	—	—	—	—	(19,842)	(19,842)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 13,525 shares withheld for tax)	129,033	—	(25)	—	—	(25)
Stock-based compensation	—	—	2,928	—	—	2,928
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(49)	—	(49)
Balance, June 30, 2023	138,012,130	$14	$605,151	$(78)	$(591,446)	$13,641

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,676)	$(59,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	750	673
Amortization of intangible assets	5,421	5,421
Amortization of premium/discount on investments	(812)	129
Amortization of debt discount and debt issuance costs	1,107	673
Amortization of operating right-of-use assets	373	—
Stock-based compensation	5,492	6,453
Loss on extinguishment of debt	—	1,223
Change in fair value of warrants	14	(1,737)
Change in fair value of contingent value rights	(2,140)	7,687
Changes in operating assets and liabilities:
Trade accounts receivable	605	(8,300)
Prepaid expenses and other current assets	827	(921)
Inventory	(11,250)	(305)
Accounts payable	7,015	(2,293)
Other accrued liabilities	(11,206)	(12,478)
Accrued trade discounts and rebates	216	(198)
Accrued returns reserve	147	1,210
Supply agreement liabilities	(6,720)	(5,280)
Operating lease liabilities	5,961	—
Other	992	(1,076)
Net cash used in operating activities	(39,884)	(69,018)
Cash flows from investing activities:
Capital expenditures	(1,786)	(216)
Purchases of investments	(43,741)	—
Sales and maturities of investments	10,000	18,800
Net cash (used in) provided by investing activities	(35,527)	18,584
Cash flows from financing activities:
Proceeds from equity offerings	—	30,000
Proceeds from issuance of debt	—	97,295
Repayment of debt	—	(43,496)
Payments of debt issuance costs	—	(4,657)
Payments for loss on extinguishment of debt	—	(737)
Proceeds from issuance of employee stock purchase plan shares	549	510
Proceeds from exercise of stock awards	32	8
Repurchase of common stock withheld for taxes	(888)	(419)
Net cash (used in) provided by financing activities	(307)	78,504
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Increase in cash, cash equivalents and restricted cash	(75,718)	28,069
Cash, cash equivalents and restricted cash, beginning of year	126,314	67,271
Cash, cash equivalents and restricted cash, end of year	$50,596	$95,340

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental schedule of cash flow information:
Cash paid for interest	$15,206	$4,767
Supplemental schedule of non-cash activities:
Issuance of warrants related to loan agreement	$—	$2,080
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$—	$(6,277)
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$—	$14,013

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2023	2022
Cash flows from operating activities:
Cash and cash equivalents	$46,170	$95,340
Restricted cash included in Other assets (1)	4,426	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$50,596	$95,340
(1) These restricted cash items are primarily security deposit in the form of letters of credit for the Company to secure lease.

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia; Keveyis, the first therapy approved in the United States to treat hyperkalemic, hypokalemic, and related variants of Primary Periodic Paralysis ("PPP"); and Recorlev, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s syndrome approved by the Food and Drug Administration ("FDA") in December 2021. The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation science, XeriSol and XeriJect.
As used herein, the "Company" or "Xeris" refers to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge Biopharma plc ("Strongbridge") on October 5, 2021 and to Xeris Biopharma when referring to periods on or subsequent to October 5, 2021.
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $591.4 million as of June 30, 2023. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company’s current operating plans, existing working capital at June 30, 2023, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from geopolitical instability resulting from the ongoing military conflict between Russia and Ukraine, rising interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
Concentration of credit risk
For the three and six months ended June 30, 2023, four customers accounted for 97% and 96% of the Company’s gross product revenue, respectively. For the three and six months ended June 30, 2022, the same four customers accounted for 98% and 96% of the Company’s gross product revenue, respectively. At June 30, 2023 and December 31, 2022, the same four customers accounted for 97% and 99% of the trade accounts receivable, net, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Note 3. Disaggregated revenue
Disaggregated revenue by product is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue (in thousands):
Gvoke	$15,638	$11,479	$30,671	$23,932
Keveyis	14,088	12,812	26,843	22,136
Recorlev	7,167	969	11,644	1,102
Product revenue, net	36,893	25,260	69,158	47,170
Royalty, contract and other revenue	1,115	46	2,046	209
Total revenue	$38,008	$25,306	$71,204	$47,379

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of June 30, 2023, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of June 30, 2023 had an average remaining maturity of 0.3 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 12 - Fair Value Measurements", for information related to the fair value measurements and valuation methods utilized.
There were no short-term investments as of December 31, 2022. The following table represents the Company’s short-term investments by major security type as of June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
U.S. government securities	$34,553	$—	$(55)	$34,498
Total available-for-sale investments	$34,553	$—	$(55)	$34,498
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three and six months ended June 30, 2023.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$13,439	$7,410
Work in process	6,418	11,367
Finished goods	16,681	5,958
Inventory	$36,538	$24,735
Inventory reserves were $0.7 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Lab equipment	$3,968	$3,841
Furniture and fixtures	1,626	1,355
Computer equipment	781	474
Office equipment	70	8
Software	353	307
Leasehold improvements	6,038	5,065
Total property and equipment	12,836	11,050
Less: accumulated depreciation and amortization	(6,284)	(5,534)
Property and equipment, net	$6,552	$5,516
Depreciation and amortization expense relating to property and equipment was $0.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense relating to property and equipment was $0.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

	Life (Years)	June 30, 2023			December 31, 2022
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(3,850)	$7,150	$11,000	$(2,750)	$8,250
Definite-lived intangible asset - Recorlev	14	121,000	(12,964)	108,036	121,000	(8,643)	112,357
Total intangible assets		$132,000	$(16,814)	$115,186	$132,000	$(11,393)	$120,607
As of June 30, 2023, expected amortization expense for intangible assets subject to amortization for the next five years is as follows (in thousands):

2023 remaining	5,422
2024	10,843
2025	10,843
2026	10,293
2027	8,643
Thereafter	69,142
Total	$115,186

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee costs	$10,968	$13,400
Supply agreement - current portion	—	6,720
Accrued supply chain costs	190	562
Accrued marketing costs	1,977	2,593
Accrued research and development costs	455	1,411
Accrued restructuring charges	802	2,799
Accrued interest expense	1,088	4,656
Accrued other costs	3,933	4,645
Other accrued liabilities	$19,413	$36,786
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
The following table summarizes the restructuring reserve for the six months ended June 30, 2023 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2022	2,799
Payments	(1,997)
Balance accrued at June 30, 2023	$802
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
Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the Convertible Notes. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of Convertible Notes. In the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of Xeris Pharma’s common stock.
The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), between Xeris Pharma and U.S. Bank National Association, as trustee (the "Trustee"), as supplemented by the first supplemental indenture dated June 30, 2020 (the "First Supplemental Indenture"), and the second supplemental indenture dated October 5, 2021 (the "Supplemental Indenture" and together with the Base Indenture and First Supplemental Indenture, the "Indenture"), among the Company, Xeris Pharma and the Trustee. The Convertible Notes will mature on July 15, 2025, unless earlier converted or redeemed or repurchased by the Company.
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
The fair value of the convertible senior notes is determined from using current interest rates based on credit ratings and the remaining term of maturity. As of June 30, 2023, the fair value of the convertible senior notes was approximately $41.7 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company’s stock price, time to maturity, the risk-free rate and the Company’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 12 - Fair value measurement".
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
The components of debt are as follows (in thousands):

	June 30, 2023	December 31, 2022

Convertible Notes	$47,175	$47,175
Loan facility	145,012	144,487
Less: unamortized debt issuance costs	(4,005)	(4,587)
Long-term debt, net of unamortized debt issuance costs	$188,182	$187,075

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2023 remaining	$—
2024	—
2025	47,175
2026	—
2027	150,000
$197,175
For the three and six months ended June 30, 2023, the Company recognized interest expense of $6.5 million and $12.7 million, respectively, of which $0.6 million and $1.1 million, respectively, related to the amortization of debt discount and issuance costs. For the three and six months ended June 30, 2022, the Company recognized interest expense of $3.4 million and $7.0 million, respectively, of which $0.5 million and $0.7 million, respectively, related to the amortization of debt discount and issuance costs. Interest expense in the six months ended June 30, 2022 also included a $1.2 million loss on extinguishment of debt in both periods related to the Oxford Loan Agreement with the Prior Lenders, which ceased in March 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 11. Warrants
On January 3, 2022, the Company entered into a securities purchase agreement in connection with a private placement with an affiliate of Armistice Capital, LLC ("Armistice") for aggregate gross proceeds of approximately $30.0 million. In accordance with the purchase agreement, the Company issued to Armistice an aggregate of (i) 10,238,908 shares of the Company’s common stock, par value $0.0001 per share at a purchase price of $2.93 per share, and (ii) warrants to purchase an aggregate of 5,119,454 shares of the Company's common stock at an exercise price of $3.223 per share. The warrants became exercisable immediately upon the closing of the transaction and have a term of five years from the earliest of the date (a) of effectiveness of the resale registration statement, which was February 7, 2022, (b) all of the shares of the Company’s common stock issued or issuable to Armistice under the securities purchase agreement and all shares of the Company's common stock issuable upon exercise of the warrants (the "Warrant Shares") have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one-year anniversary of the date of closing provided that the holder of Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the shares and Warrant Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions.
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
As of June 30, 2023, the following warrants were outstanding:

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
	8,268,258
The Company recognized losses of $7,000 and $7,000 upon the change in fair value of the warrants during the three months ended June 30, 2023 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized losses of $8,000 and $6,000 upon the change in fair value of the warrants during the six months ended June 30, 2023 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	Total as of June 30, 2023	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$46,170	$46,170	$—	$—

Investments:
U.S. government securities	$34,498	$34,498	$—	$—

Other assets:
Restricted cash	$4,426	$4,426	$—	$—

Liabilities
Current portion of contingent value rights	$16,637	$—	$—	$16,637
Non-current contingent value rights	$6,911	$—	$—	$6,911
Warrant liabilities	$23	$—	$—	$23

	Total as of December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$121,966	$121,966	$—	$—

Other assets:
Restricted cash	$4,348	$4,348	$—	$—

Liabilities
Contingent value rights	$25,688	$—	$—	$25,688
Warrant liabilities	$9	$—	$—	$9
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2022	$25,688
Change in fair value of CVRs	(2,140)
Balance at June 30, 2023	$23,548

Balance at Current portion of contingent value rights	$16,637
Balance at Non-current contingent value rights	6,911
Balance at June 30, 2023	$23,548
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
As of June 30, 2023, there were 3,856,319 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of June 30, 2023, there were 76 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of June 30, 2023, there were 351,404 shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of June 30, 2023, there were 2,442,730 shares reserved for future grants under the Assumed Plans.
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
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the six months ended June 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Granted	—	—
Exercised	(14,036)	2.33
Forfeited	(11,846)	5.49
Expired	(366,433)	9.08
Outstanding - June 30, 2023	9,307,846	$5.23	4.40
Vested and expected to vest at June 30, 2023	9,307,846	$5.23	4.40
Exercisable - June 30, 2023	8,968,523	$5.24	4.28
At June 30, 2023, there was a total of $1.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.3 years.

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
A summary of outstanding RSU awards and the activity for the six months ended June 30, 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2022	5,255,560	$3.25
Granted	7,499,400	1.31
Vested	(1,904,422)	3.69
Forfeited	(247,767)	1.75
Unvested balance - June 30, 2023	10,602,771	$1.83
As of June 30, 2023, there was $15.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	632	416	$954	$963
Selling, general and administrative	2,296	2,736	4,538	5,490
Total stock-based compensation expense	$2,928	$3,152	$5,492	$6,453
Note 14. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2037. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.
On September 29, 2022, Xeris Pharma amended and restated its existing lease with Fulton Ogden Venture, LLC to expand the leased premises to accommodate the Company’s relocation of its headquarters to such premises. The term of the space existing prior to the amendment and restatement commenced on January 1, 2021 and the lease for the combined expanded space commenced on April 1, 2023. The term of the amended and restated lease will expire on March 31, 2036, unless extended or earlier terminated pursuant to the terms of the lease.
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
A majority of the Company's lease agreements include fixed rental payments. Certain lease agreements include fixed rental payments that are adjusted periodically by a fixed rate. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised. The majority of the Company's real estate leases require that the Company pay maintenance, real estate taxes and insurance in addition to rent. These payments are generally

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use asset and lease liability but are reflected as variable lease expenses.
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of June 30, 2023, the Company’s operating leases had a weighted-average remaining lease term of 12.1 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company’s operating and finance leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$440	$613	$918	$1,058
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$20,043	$—	$20,043	$—
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.
The components of lease expense were as follows (in thousand):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2023	2022	2023	2022
Operating lease expense	$1,350	$533	$1,763	$1,000
Variable lease cost	302	215	652	440
Sublease income	(54)	(52)	(108)	(104)
Total lease cost	$1,598	$696	$2,307	$1,336
As of June 30, 2023, maturities of lease liabilities are summarized as follows (in thousands):

2023 remaining	$730
2024	3,495
2025	6,080
2026	6,232
2027	6,389
Thereafter	51,990
Total lease payments	74,916
Less: Effect of discounting to net present value	(38,110)
Present value of lease liabilities	$36,806

Operating lease liabilities, current	1,935
Operating lease liabilities, non-current	34,871
Total operating lease liabilities	$36,806

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
Leases
As of June 30, 2023, the Company had unused letters of credit of $4.4 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.4 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2023, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Shares to be issued upon conversion of Convertible Notes	15,416,667	15,416,667
Vested and unvested stock options	9,307,846	10,009,493
Restricted stock units	10,602,771	5,381,154
Warrants	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation [1]	43,689,554	39,169,584
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 8, 2023 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, and factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Patents
We currently own 171 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Included in the total patents, we have 60 granted patents globally related to our platform technologies and 7 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393 and 11,278,547, which were granted on June

1, 2021 and March 22, 2022, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
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
For the six months ended June 30, 2023 and June 30, 2022, we reported net losses of $36.7 million and $59.9 million, respectively. We have not been profitable since inception, and, as of June 30, 2023, our accumulated deficit was $591.4 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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

■
Continue to leverage our proprietary formulation science and expertise to develop our internal new product candidates. We have established a proven capability to bring new and innovative products through the development and regulatory process to successful commercialization. XeriSol and XeriJect have broad application and have the potential to be utilized across a range of potential product candidates in multiple therapeutic areas. Our immediate focus is on developing XP-8121, a once weekly subcutaneous injection of levothyroxine, and eventually generating significant benefits for patients and value for our company.

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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in patients with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and six months ended June 30, 2023 and 2022 as well as factors that impact those items.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue:
Gvoke	$15,638	$11,479	$4,159	36.2	$30,671	$23,932	$6,739	28.2
Keveyis	14,088	12,812	1,276	10.0	26,843	22,136	4,707	21.3
Recorlev	7,167	969	6,198	nm	11,644	1,102	10,542	nm
Product revenue, net	36,893	25,260	11,633	46.1	69,158	47,170	21,988	46.6
Royalty, contract and other revenue	1,115	46	1,069	nm	2,046	209	1,837	nm
Total revenue	38,008	25,306	12,702	50.2	71,204	47,379	23,825	50.3

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	7,555	4,810	2,745	57.1	12,874	11,083	1,791	16.2
Research and development	6,087	3,718	2,369	63.7	10,925	9,968	957	9.6
Selling, general and administrative	37,635	32,984	4,651	14.1	71,240	68,897	2,343	3.4
Amortization of intangible assets	2,710	2,710	—	—	5,421	5,421	—	—
Total cost and expenses	53,987	44,222	9,765	22.1	100,460	95,369	5,091	5.3
Loss from operations	(15,979)	(18,916)	2,937	(15.5)	(29,256)	(47,990)	18,734	(39.0)
Other income (expense):
Interest and other income	1,223	195	1,028	nm	2,523	263	2,260	nm
Interest expense	(6,528)	(3,448)	(3,080)	89.3	(12,744)	(6,969)	(5,775)	82.9
Change in fair value of warrants	(14)	516	(530)	(102.7)	(14)	1,737	(1,751)	nm
Change in fair value of contingent considerations	781	(4,871)	5,652	nm	2,140	(7,687)	9,827	nm
Total other expense	(4,538)	(7,608)	3,070	(40.4)	(8,095)	(12,656)	4,561	(36.0)
Net loss before benefit from income taxes	(20,517)	(26,524)	6,007	(22.6)	(37,351)	(60,646)	23,295	(38.4)
Benefit from income taxes	675	339	336	99.1	675	747	(72)	(9.6)
Net loss	$(19,842)	$(26,185)	$6,343	(24.2)	$(36,676)	$(59,899)	$23,223	(38.8)
nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $4.2 million or 36.2% and $6.7 million or 28.2% for the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022, respectively. Gvoke prescriptions grew approximately 49.7% during both the three and six months ended June 30, 2023 compared to the same periods of 2022. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis net revenue increased by $1.3 million or 10.0% and $4.7 million or 21.3% for the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022, respectively. This increases in both periods were mainly driven by higher patient demand coupled with an increase in net pricing.
Recorlev, commercially launched in the first quarter of 2022, had net revenue of $7.2 million and $11.6 million for the three and six months ended June 30, 2023, respectively, driven primarily by increases in the number of patients on therapy.
Cost of goods sold
Cost of goods sold increased by $2.7 million or 57.1% for the three months ended June 30, 2023 compared to the same period ended June 30, 2022. The increase was attributable to higher product sales and product mix. Cost of goods sold increased by $1.8 million or

16.2% for the six months ended June 30, 2023 compared to the same period ended June 30, 2022. The increase was attributable to higher product sales and product mix, partially offset by a one-time contract credit in the first quarter of 2023.
Research and development expenses
Research and development expenses increased by $2.4 million or 63.7% and $1.0 million or 9.6% for the three and six months ended June 30, 2023, respectively, compared to the same periods ended June 30, 2022. The increases in both periods were due to higher spending on the open-label treatment in Cushing's syndrome study for Recorlev and higher product development costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.7 million or 14.1% and $2.3 million or 3.4% for the three and six months ended 2023, respectively, compared to the same periods ended June 30, 2022, due to higher personnel costs, marketing expenses and rent expenses related to the new lease commenced in April 2023.
Amortization of intangible assets
For the three and six months ended June 30, 2023 and June 30, 2022, amortization of intangible assets were both $2.7 million and both $5.4 million, respectively.
Other income (expense)
For the three and six months ended June 30, 2023, interest expense increased $3.1 million or 89.3% and $5.8 million or 82.9% compared to the three and six months ended June 30, 2022, respectively. The increases in both periods were primarily due to a higher principal amount and increased interest rates related to the Hayfin loan.
For the three and six months ended June 30, 2023, change in fair value of contingent value rights was a gain of $0.8 million and $2.1 million, respectively, compared to a loss of $4.9 million and $7.7 million for the three and six months ended June 30, 2022, respectively. The gains in both periods in 2023 were primarily due to changes in revenue assumptions based on recent trends adjusted for management’s estimates of future sales.
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
In February 2020, we completed an equity offering and sold 10,299,769 shares of common stock. Net proceeds from this equity offering were $39.8 million after deducting underwriting discounts and commissions as well as other equity offering expenses. In June 2020, we completed a public notes offering and sold $86.3 million aggregate principal amount of 5.00% Convertible Senior Notes, including $11.3 million pursuant to the underwriters' option to purchase additional notes which was fully exercised in July 2020. Concurrently with the public notes offering, in June 2020, we completed an equity offering and sold 8,510,000 shares of common stock, including 1,110,000 shares pursuant to the underwriters’ option to purchase additional shares of common stock which was also fully exercised in July 2020. Net proceeds from both June 2020 offerings (including the net proceeds from the exercise of the underwriters' over-allotment options in July 2020) were $102.8 million after deducting underwriting discounts and commissions as well as other offering expenses. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. In March 2021, we completed a registered direct offering of 6,553,398 shares of our common stock, the net proceeds of which were $26.9 million. As of June 30, 2023, the outstanding balance of Convertible Notes was $47.2 million. In October 2020, we entered into a fourth amendment to the Oxford Loan Agreement which provided for an additional $3.5 million term loan which was drawn in November 2020. On January 2, 2022, we entered into a securities purchase agreement in connection with the private placement of our common stock with Armistice for aggregate gross proceeds of approximately $30.0 million and completed the transaction on January 3, 2022. In January 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on February 7, 2022, and which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units.

In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loan(s) during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, we borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Oxford Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds will otherwise be used for general corporate purposes. After repayment, the Loans may not be re-borrowed. On September 29, 2022, the Company entered into Amendment No. 1 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022. On January 19, 2023, the Company entered into Amendment No. 2 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the execution and delivery of a letter of financial support to the Company’s Australian subsidiary. On April 21, 2023, the Company entered into Amendment No. 3, Waiver and Consent to Credit and Guaranty Agreement, which, amongst other things, permitted the Company to replace certain accounts and letters of credit previously maintained at or issued by, as applicable, Silicon Valley Bank with similar products maintained at or issued by Wells Fargo, N.A.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $591.4 million at June 30, 2023. Based on our current operating plans and existing working capital at June 30, 2023, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including:

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
As we continue the marketing and selling of Gvoke, Keveyis and Recorlev, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in "Note 1 – Liquidity and capital resources" above, there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke, Keveyis and Recorlev.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022

Net cash used in operating activities	$(39,884)	$(69,018)
Net cash (used in)/provided by investing activities	(35,527)	18,584
Net cash (used in)/provided by financing activities	(307)	78,504
Operating activities
Net cash used in operating activities was $39.9 million for the six months ended June 30, 2023, compared to $69.0 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage, partially offset by changes to the fair value of contingent value rights.
Investing activities

Net cash used in investing activities was $35.5 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $18.6 million for the six months ended June 30, 2022. Cash used in investing activities in 2023 was primarily due to the purchase of short-term investments. In the first six months of 2022, we used the majority of investments that matured to fund operations instead of re-investing.
Financing activities
Net cash used in financing activities was $0.3 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $78.5 million for the six months ended June 30, 2022. The cash provided by financing activities in six months ended June 30, 2022 was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.9 million from Hayfin Loan Agreement, partially offset by the payoff of the outstanding principal under the Oxford Loan Agreement of $43.5 million in March 2022.
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
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at June 30, 2023 would increase or decrease interest income by approximately $0.8 million on an annual basis.
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
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2023, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception. We may continue to incur losses over the next few years and may not be able to achieve or sustain revenues or profitability in the future.
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
We have incurred significant losses in every fiscal year since inception. For the six months ended June 30, 2023 and 2022, we reported a net loss of $36.7 million and $59.9 million, respectively. In addition, our accumulated deficit as of June 30, 2023 was $591.4 million.
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
Risks Related to Future Financial Condition
We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.
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
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, as amended, with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc. and Xeris Biopharma Holdings, Inc., as amended (the "Hayfin Loan Agreement"), we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. As of June 30, 2023, the outstanding balance of Convertible Notes was $47.2 million. The Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 ("the Supplemental Indentures" and together with the Base Indenture, the "Indenture"), each between us and United States Bank National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indenture as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
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
In addition, we have $150.0 million of term loans outstanding under our Hayfin Loan Agreement as of June 30, 2023. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default thereunder and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indenture. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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

To date, we have expended significant time, resources, and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on marketing and commercializing our approved products, Gvoke, Keveyis and Recorlev, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Keveyis, Recorlev and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Keveyis and Recorlev may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Even if all regulatory approvals are obtained, the commercial success of our products and product candidates will depend on gaining and maintaining market acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community. The degree of market acceptance of our products and product candidates will depend on many factors, including whether our products and product candidates are:

■	a covered benefit under health plans;
■	safe, effective and medically necessary;
■	appropriate for the specific patient;
■	cost-effective; and
■	neither experimental nor investigational.
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
For example, Gvoke has numerous competitors in the severe hypoglycemia market, which currently include Amphastar’s Baqsimi, an intranasal glucagon dry powder, Zealand Pharma’s Zegalogue, a dasiglucagon outlicensed to Novo Nordisk, Novo Nordisk’s GlucaGen HypoKit, Fresenius Kabi's glucagon emergency kit for low blood sugar, and Amphastar’s generic Glucagon for Injection Emergency Kit. At any time, these or other industry participants may develop alternative treatments, products, or procedures for the treatment of severe hypoglycemia that compete directly or indirectly with Gvoke. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes, or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer.
In addition, Keveyis is an oral carbonic anhydrase inhibitor that was approved in the United States to treat hyperkalemic, hypokalemic, and related variants of PPP. Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022 and competes with Keveyis, which may adversely impact our revenue. In addition, due to the end of orphan drug exclusivity, additional generic competition may compete with Keveyis and sales of Keveyis could be negatively affected and our results of operations could suffer. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.
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
We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke, Keveyis, and Recorlev. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established our sales force to market our products in the United States. In order to maintain and, if needed, expand our sales force, we will compete with other companies to recruit, hire, train and retain sales and marketing personnel. There are significant expenses and risks involved with maintaining and, if needed, expanding, our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke, Keveyis and Recorlev and the launch and commercialization of our product candidates, if approved. Even if we are able to recruit, hire and retain a sufficient number of sales representatives, they may not be effective at promoting our products.
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
Risks Related to Third-Parties Actions and Market Acceptance
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead-times for alternate sources for Gvoke, Keveyis, and Recorlev or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Keveyis, Recorlev or any product candidates that are approved.
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis, or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. and certain of its affiliates ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have the purchased assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments after receiving notice thereof and failing to cure such material non-compliance.
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we continue to experience longer lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including global health concerns, fire, acts of terrorism, political instability, labor or geopolitical issues, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. For example, we have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the Federal Food, Drug, & Cosmetic Act ("FDCA") based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulation ("QSR") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and the QSR. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or circumstances where the contractor may not be able to maintain compliance with the applicable CGMP or the QSR. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or the QSR and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
There are a limited number of third-party suppliers that are compliant with CGMP and/or the QSR, as required by the FDA, the EU, and other regulatory authorities, and that also have the necessary expertise and capacity to manufacture our materials and products. As a result, it may be difficult for us to locate third-party suppliers for our anticipated future needs, and our anticipated growth could strain the ability of our current third-party suppliers to deliver products, raw materials, and components to us. If we are unable to arrange for third-party suppliers for our materials and products, or to do so on commercially reasonable terms, we may not be able to complete development of or market our products.
The introduction of new CGMP or QSR regulations or product specific requirements by a regulatory body may require that we source alternative materials, modify existing manufacturing processes, or implement design changes to our products that are subject to prior approval by the FDA or other regulatory authorities. We may also be required to reassess a third-party supplier’s compliance with all applicable new regulations and guidelines, which could further impede our ability to manufacture and supply products in a timely manner. As a result, we could incur increased production costs, experience supply interruptions, suffer damage to our reputation and experience an adverse effect on our business and financial results.
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
The success of Gvoke, Keveyis, Recorlev and our product candidates will be dependent on their proper use by patients, healthcare practitioners and caregivers. Additionally, individual devices may fail.
We have designed our products to be operable by patients, caregivers, and healthcare practitioners. We cannot control the successful use of the product by patients, caregivers, and healthcare practitioners. If we are not successful in promoting the proper use of our products by patients, healthcare practitioners, and caregivers, we may not be able to achieve market acceptance or effectively commercialize our products. In addition, even in the event of proper use of our products such as Gvoke, individual devices may fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every tablet or device that is produced, and it is possible that individual product may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our products, result in negative press coverage, or increase the risk that we may be sued.
A small number of major customers account for a high percentage of our revenue, thus, the loss of any of these customers and our inability to enter into new customer relationships could negatively impact our business.
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our condensed consolidated financial statements, for the six months ended June 30, 2023 and 2022, four customers accounted for over 90% of the Company’s gross product revenue. At June 30, 2023 and December 31, 2022, the same four customers accounted for over 95% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.

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
We maintain compliance programs related to our clinical trials through our clinical operations and development personnel. Our clinical trial vendors are required to monitor and report to us issues with the conduct of our clinical trials, and we monitor our clinical trial vendors through our clinical, regulatory, and quality assurance staff and other service providers. Our clinical trial vendors or personnel may not timely and fully discover and report any fraud or abuse or other issues that may occur in connection with our clinical trials to us. Such fraud or abuse or other issues, if they occur and are not successfully remediated, could have a material adverse effect on our research, development, and commercialization activities and results.
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
We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any of our product candidates. Any delay in, or termination of, our clinical trials will delay the submission of the applicable NDA or BLA to the FDA, the Marketing Authorisation Application ("MAA") to the European Medicines Agency ("EMA") or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenue.
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
If the FDA determines that our product candidates do not meet the requirements of Section 505(b)(2), we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. In March 2010, former President Obama signed into law legislation creating an abbreviated pathway for approval under the Public Health

Service Act, or PHS Act, of biological products that are similar to other biological products that are approved under the PHS Act. The legislation also expanded the definition of biological product to include proteins such as insulin. The law contains transitional provisions governing protein products such as insulin, that, under certain circumstances, might permit companies to seek approval for their insulin products as biologics under the PHS Act. Specifically, on March 23, 2020, a small subset of "biological products" approved under the FDCA, such as insulin, which historically were approved as drugs, transitioned to being regulated as biological products. Being regulated as biological products enables transition products to serve as the reference product for biosimilar or interchangeable products approved through the abbreviated licensure pathway. The transition is a regulatory action in which the approved drug application for a transition biological product will be "deemed" to be a biologics license application. Thus, our XeriSol pramlintide-insulin co-formulation, which would have previously been reviewed through a 505(b)(2) NDA, is instead required to be approved under the PHS Act. If our other product candidates do not meet the requirements of Section 505(b)(2) or are otherwise ineligible or become ineligible for approval via the Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for these product candidates, and the complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, our product candidates may not receive the requisite approvals for commercialization.
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
Certain of our product candidates are drug and device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as "combination products" in the United States and Europe. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in Europe.
Gvoke, Keveyis, Recorlev and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.
Patients treated in clinical trials with our ready-to-use glucagon have experienced drug-related side effects typically observed with glucagon products, including nausea, vomiting and headaches. In our clinical trials of Recorlev, the most common adverse reactions (incidence > 20%) were nausea/vomiting, hypokalemia, hemorrhage/contusion, systemic hypertension, headache, hepatic injury, abnormal uterine bleeding, erythema, fatigue, abdominal pain/dyspepsia, arthritis, upper respiratory infection, myalgia, arrhythmia, back pain, insomnia/sleep disturbances, and peripheral edema. In the Keveyis clinical trial, the most common adverse reactions (incidence > 10%) were paresthesia, cognitive disorder, dysgeusia, and confusional state. These adverse events can be dose-dependent and may increase in frequency and severity if we increase the dose to increase efficacy.
For our product candidates in development, undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, and for our approved products, the emergence of new or more serious side effects may cause regulatory authorities to impose additional requirements on our marketing and monitoring of these products. The range and potential severity of possible side effects from systemic therapies are significant. Recent developments in the pharmaceutical industry have prompted heightened government focus on safety reporting during both pre- and post-approval time periods and pharmacovigilance. For example, at the request of the FDA we are conducting an enhanced pharmacovigilance program for all cases of hepatotoxicity reported with patients taking Recorlev tablets, for a period of 5 years from the date of approval. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products. In addition, drug-related side effects of our product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or could also adversely affect physician or patient acceptance thereof. Any of these occurrences may harm our business, financial condition and prospects
Even if our product candidates receive marketing approval, if we or others later identify undesirable or unacceptable side effects caused by one of our products:

■	regulatory authorities may require the addition of labeling statements, including "black box" warnings, contraindications or dissemination of field alerts to physicians and pharmacies;
■	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;
■	we may be subject to limitations on how we may promote the product;
■	sales of the product may decrease significantly;
■	regulatory authorities may require us to take our approved product off the market;
■	we may be subject to litigation or products liability claims; and
■	our reputation may suffer.
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
We have received orphan drug designation from the FDA for five indications for our products and product candidates, which are our ready-to-use glucagon for post-bariatric hypoglycemia ("PBH") and Congenital Hyperinsulinism ("CHI"), our ready-to-use diazepam for acute repetitive seizures and Dravet syndrome, and for Recorlev, for the treatment of adult patients with endogenous Cushing’s syndrome for whom surgery is not an option or has not been curative. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We relied on orphan drug exclusivity in the marketing and sale of Keveyis until it expired on August 7, 2022 and with respect to the marketing and sale of Recorlev, intend to rely on orphan drug exclusivity through December 30, 2028. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In assessing whether a drug provides a "major contribution to patient care" over and above the currently approved drugs, which is evaluated by the FDA on a case-by-case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts if and where we pursue them. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.
In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. We have received orphan drug designation from the EMA for our ready-to-use glucagon for the treatment of CHI and NIPHS, which includes patients with PBH.
Even with the FDA approval of Gvoke, Keveyis and Recorlev in the United States, and the EMA and MHRA approval of Ogluo in the European Union ("EU") and the United Kingdom ("UK"), we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.
We do not have any products other than Gvoke, Keveyis, and Recorlev approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the EU and the UK. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we obtain marketing approval. For more information, see the section entitled, "Business — Healthcare Reform" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated "maximum fair price" under the law or for taking price increases that exceed inflation. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other regulatory authorities even after approval, including ensuring that quality control and manufacturing procedures conform to CGMPs and applicable QSRs and applicable product tracking and tracing requirements. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with CGMPs and the QSR. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse events and production problems, if any, to the FDA and other regulatory authorities and to comply with certain requirements concerning advertising and promotion of our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA, the Federal Trade Commission and other agencies and government entities, including the Department of Justice ("DOJ") and the Office of Inspector General of the United States Department of Health and Human Services, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA’s Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We have submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue and are in discussions with the FDA related to that remediation.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The United States government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-

insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current United States presidential administration may reverse or otherwise change these measures, both the current United States presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule ("FSS"), pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the revised data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our government prices, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, our agreement to participate in the 340B program or our Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs.
Additionally, if we overcharge the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid unit rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a "listed drug" which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act

("CREATES Act") was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to eligible product developers. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. Providing product samples and allocating additional resources to respond to such requests or any legal challenges under this law, could adversely impact our business. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia and while we previously relied on orphan drug exclusivity in the marketing and sale of Keveyis through the expiration of orphan drug exclusivity, Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022. We intend to rely on orphan drug exclusivity and if available, NCE exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.
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
We also may rely on trade secrets to protect our technologies or products, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators, and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.
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
Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
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
A third party or former employee or collaborator may claim an ownership interest in one or more of our patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing, and marketing of the affected product or products. A third party could assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel.
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
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including Paul Edick, our Chief Executive Officer, Steven Pieper, our Chief Financial Officer, John Shannon, our President and Chief Operating Officer, Ken Johnson, our Senior Vice President, Global Development and Medical Affairs, and Beth Hecht, our Chief Legal Officer and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.
Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, and managerial personnel, for whom we compete with numerous other companies, academic institutions, and organizations. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis, and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate increases, major bank failure or sustained financial market illiquidity; and
■	any ongoing indirect impacts from the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On August 4, 2023, the closing price of a share of our common stock was $2.64 per share.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of June 30, 2023, the outstanding balance of Convertible Notes was $47.2 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes will initially be 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
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
As of June 30, 2023, we had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after June 30, 2023. As of June 30, 2023, we had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

■	establish a classified board of directors such that all members of the board are not elected at one time; allow the authorized number of our directors to be changed only by resolution of our board of directors; and limit the manner in which stockholders can remove directors from the board;
■	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
■	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
■	limit who may call a special meeting of stockholders;
■	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;
■	require the approval of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws; and
■	establish a Delaware Forum Provision (as defined below) or a Federal Forum Provision (as defined below).
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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of, or a claim based on, a breach of or based on a fiduciary duty owed by any of our current or former directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the "Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended. In addition, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision").
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, including ransomware, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims against the Company and ultimately harm our business.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act ("JOBS Act") enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an "emerging growth company" for up to five years from the date of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
We are an "emerging growth company" and a "smaller reporting company," and the reduced disclosure requirements applicable to "emerging growth companies" and "smaller reporting companies" may make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In particular, while we are an "emerging growth company," (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
As a result, our public filings may not be comparable to companies that are not "emerging growth companies." We may remain an "emerging growth company" until the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an "emerging growth company" earlier under certain circumstances, including the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, we qualify as a "smaller reporting company," which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an "emerging growth company," we may still qualify as a "smaller reporting company" if the market value of our common stock that is held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our second quarter in any given year, which would allow us to continue to take advantage of these exemptions. As of June 30, 2023, we determined that we will no longer qualify as a "smaller reporting company" in 2024.
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
We may be subject to the United States federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the EU and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal health data in the EU are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR"), as well as other national data protection legislation in force in relevant Member States (including the EU GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the "UK GDPR", together with the EU GDPR the "GDPR") and the Data Protection Act 2018 in the UK). These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA (or in the case of the UK GDPR, outside of the UK), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). As of December 27, 2022, the new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive for all transfers outside of the EEA. The UK is not subject to the European Commission’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the "IDTA"), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.
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
Our cash held in non-interest bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") limits and is predominantly held at one institution, Wells Fargo Bank, N.A. If such banking institution or any future banking institutions where we maintain our cash were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. For example, the recent closures of Silicon Valley Bank, where we maintained a portion of our cash, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation ("FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry, including concerns or rumors about any events of these kinds or similar risks, may lead to market-wide liquidity shortages and the FDIC may elect not to make all account holders whole. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds and could have a material adverse effect on our business and financial condition.
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
Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance ("ESG") matters. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs, divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards in areas such as environmental stewardship, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation could be negatively impacted, which could have a material adverse effect on our business or financial condition.
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
Amendment No 3., Waiver and Consent to Credit and Guaranty Agreement, dated as of April 21, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent

10.2*†	Amendment 5 to the Quality Assurance Agreement, dated as of May 22, 2023, between Bachem AG and Xeris Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
Date:	August 8, 2023	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 8, 2023	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)