Form 10-Q
period 2023-09-30
Xeris Biopharma Holdings, Inc.
filed 2023-11-09
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of October 31, 2023, 138,124,595 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$46,143	$121,966
Short-term investments	19,832	—
Trade accounts receivable, net	45,966	30,830
Inventory	38,143	24,735
Prepaid expenses and other current assets	7,967	9,287
Total current assets	158,051	186,818
Property and equipment, net	6,185	5,516
Operating lease right-of-use assets	23,407	3,992
Goodwill	22,859	22,859
Intangible assets, net	112,475	120,607
Other assets	4,807	4,730
Total assets	$327,784	$344,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,078	$4,606
Current operating lease liabilities	2,366	1,580
Other accrued liabilities	19,073	36,786
Accrued trade discounts and rebates	21,554	16,818
Accrued returns reserve	13,328	11,173
Current portion of contingent value rights	17,517	—
Other current liabilities	1,123	2,658
Total current liabilities	87,039	73,621
Long-term debt, net of unamortized debt issuance costs	190,423	187,075
Non-current operating lease liabilities	35,154	9,402
Non-current contingent value rights	5,099	25,688
Deferred tax liabilities	2,504	3,518
Other liabilities	3,700	31
Total liabilities	323,919	299,335
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 138,067,806 and 136,273,090 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14	14
Additional paid in capital	607,536	599,966
Accumulated deficit	(603,635)	(554,770)
Accumulated other comprehensive loss	(50)	(23)
Total stockholders’ equity	3,865	45,187
Total liabilities and stockholders’ equity	$327,784	$344,522
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$41,697	$29,554	$110,855	$76,724
Royalty, contract and other revenue	6,623	171	8,669	380
Total revenue	48,320	29,725	119,524	77,104
Costs and expenses:
Cost of goods sold	8,201	5,260	21,075	16,343
Research and development	5,034	6,043	15,959	16,011
Selling, general and administrative	37,287	34,491	108,527	103,388
Amortization of intangible assets	2,711	2,711	8,132	8,132
Total costs and expenses	53,233	48,505	153,693	143,874
Loss from operations	(4,913)	(18,780)	(34,169)	(66,770)
Other income (expense):
Interest and other income	1,121	472	3,644	735
Loss on debt extinguishment, net	(2,837)	—	(2,837)	(1,223)
Interest expense	(6,847)	(3,989)	(19,591)	(9,735)
Change in fair value of warrants	17	9	3	1,746
Change in fair value of contingent value rights	932	118	3,072	(7,569)
Total other expense	(7,614)	(3,390)	(15,709)	(16,046)
Net loss before benefit from income taxes	(12,527)	(22,170)	(49,878)	(82,816)
Benefit from income taxes	338	339	1,013	1,086
Net loss	$(12,189)	$(21,831)	$(48,865)	$(81,730)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	28	16	(27)	(5)
Foreign currency translation adjustments	—	(1)	—	(1)
Comprehensive loss	$(12,161)	$(21,816)	$(48,892)	$(81,736)

Net loss per common share - basic and diluted	$(0.09)	$(0.16)	$(0.36)	$(0.60)

Weighted average common shares outstanding - basic and diluted	138,059,781	135,951,761	137,523,202	135,508,203
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(33,714)	(33,714)
Issuance of common stock related to Armistice equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 197,257 shares withheld for tax)	404,743	—	(416)	—	—	(416)
Stock-based compensation	—	—	3,301	—	—	3,301
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance, March 31, 2022	135,528,195	$14	$590,331	$(66)	$(493,824)	$96,455
Net loss	—	—	—	—	(26,185)	(26,185)
Exercise of stock options	2,561	—	(3)	—		(3)
Vesting of restricted stock units (net of 1,317 shares withheld for tax)	—	—	—	—	—	—
Stock-based compensation	—	—	3,152	—	—	3,152
Issuance of common stock through employee stock purchase plan	389,987	—	510	—	—	510
Other comprehensive loss	—	—	—	14	—	14
Balance, June 30, 2022	135,920,743	$14	$593,990	$(52)	$(520,009)	$73,943
Net loss	—	—	—	—	(21,831)	(21,831)
Vesting of restricted stock units (net of 19,007 shares withheld for tax)	40,809	—	(28)	—	—	(28)
Stock-based compensation	—	—	2,941	—	—	2,941
Other comprehensive loss	—	—	—	15	—	15
Balance, September 30, 2022	135,961,552	$14	$596,903	$(37)	$(541,840)	$55,040

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048
Net loss	—	—	—	—	(19,842)	(19,842)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 13,525 shares withheld for tax)	129,033	—	(25)	—	—	(25)
Stock-based compensation	—	—	2,928	—	—	2,928
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(49)	—	(49)
Balance, June 30, 2023	138,012,130	$14	$605,151	$(78)	$(591,446)	$13,641
Net loss	—	—	—	—	(12,189)	(12,189)
Vesting of restricted stock units (net of 28,000 shares withheld for tax)	55,676	—	(72)	—	—	(72)
Stock-based compensation	—	—	2,457	—	—	2,457
Other comprehensive loss	—	—	—	28	—	28
Balance, September 30, 2023	138,067,806	$14	$607,536	$(50)	$(603,635)	$3,865

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,865)	$(81,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,141	1,033
Amortization of intangible assets	8,132	8,132
Amortization of premium/discount on investments	(1,117)	148
Amortization of debt discount and debt issuance costs	1,678	1,111
Amortization of operating right-of-use assets	628	—
Stock-based compensation	7,949	9,394
Loss on extinguishment of debt	2,837	1,223
Loss on disposal of property and equipment	321	236
Change in fair value of warrants	(3)	(1,746)
Change in fair value of contingent value rights	(3,072)	7,569
Changes in operating assets and liabilities:
Trade accounts receivable	(15,136)	(10,062)
Prepaid expenses and other current assets	1,170	(2,758)
Inventory	(13,403)	(1,960)
Accounts payable	7,312	(5,008)
Other accrued liabilities	(12,005)	(12,135)
Accrued trade discounts and rebates	4,736	4,280
Accrued returns reserve	2,155	3,277
Supply agreement liabilities	(6,720)	(5,280)
Operating lease liabilities	6,645	—
Other	1,123	(2,496)
Net cash used in operating activities	(54,494)	(86,772)
Cash flows from investing activities:
Capital expenditures	(2,131)	(392)
Purchases of investments	(43,741)	—
Sales and maturities of investments	25,000	25,685
Net cash (used in) provided by investing activities	(20,872)	25,293
Cash flows from financing activities:
Proceeds from equity offerings	—	30,000
Proceeds from issuance of debt	—	97,295
Repayment of debt	—	(43,496)
Payments of debt issuance costs	—	(4,816)
Payments for loss on extinguishment of debt	—	(737)
Proceeds from issuance of employee stock purchase plan shares	549	510
Proceeds from exercise of stock awards	32	8
Repurchase of common stock withheld for taxes	(960)	(447)
Net cash (used in) provided by financing activities	(379)	78,317
Increase in cash, cash equivalents and restricted cash	(75,745)	16,838
Cash, cash equivalents and restricted cash, beginning of year	126,314	67,271
Cash, cash equivalents and restricted cash, end of year	$50,569	$84,109

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental schedule of cash flow information:
Cash paid for interest	$22,065	$7,689
Supplemental schedule of non-cash activities:
Issuance of warrants related to loan agreement	$—	$2,080
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$—	$(6,277)
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$—	$14,013
Accrued debt issuance costs	$1,007	$—
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	$(31,975)	$—
Issuance of convertible note	$33,574	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2023	2022
Cash flows from operating activities:
Cash and cash equivalents	$46,143	$84,109
Restricted cash included in Other assets (1)	4,426	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$50,569	$84,109
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
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $603.6 million as of September 30, 2023. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company’s current operating plans, existing working capital at September 30, 2023, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Keveyis and Recorlev. Market volatility resulting from geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, rising interest rates, inflationary pressures, the tightening of lending standards, a potential shutdown of the U.S. government, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
Concentration of credit risk
For the three and nine months ended September 30, 2023, four customers accounted for 98% and 97% of the Company’s gross product revenue, respectively. For the three and nine months ended September 30, 2022, the same four customers accounted for 97% and 96% of the Company’s gross product revenue, respectively. At September 30, 2023 and December 31, 2022, the same four customers accounted for 86% and 99% of the trade accounts receivable, net, respectively.
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
Note 3. Disaggregated revenue
Disaggregated revenue by product is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue (in thousands):
Gvoke	$17,735	$13,663	$48,406	$37,595
Keveyis	15,865	13,371	42,708	35,506
Recorlev	8,097	2,520	19,741	3,623
Product revenue, net	41,697	29,554	110,855	76,724
Royalty, contract and other revenue	6,623	171	8,669	380
Total revenue	$48,320	$29,725	$119,524	$77,104

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of September 30, 2023, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of September 30, 2023 had an average remaining maturity of 0.2 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 12 - Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.
There were no short-term investments as of December 31, 2022. The following table represents the Company’s short-term investments by major security type as of September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
U.S. government securities	$19,859	$—	$(27)	$19,832
Total available-for-sale investments	$19,859	$—	$(27)	$19,832
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three and nine months ended September 30, 2023.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$17,187	$7,410
Work in process	7,792	11,367
Finished goods	13,164	5,958
Inventory	$38,143	$24,735
Inventory reserves were $2.0 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Lab equipment	$4,153	$3,841
Furniture and fixtures	539	1,355
Computer equipment	728	474
Office equipment	97	8
Software	374	307
Leasehold improvements	5,984	5,065
Total property and equipment	11,875	11,050
Less: accumulated depreciation and amortization	(5,690)	(5,534)
Property and equipment, net	$6,185	$5,516
Depreciation and amortization expense relating to property and equipment was $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense relating to property and equipment was $1.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

	Life (Years)	September 30, 2023			December 31, 2022
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(4,400)	$6,600	$11,000	$(2,750)	$8,250
Definite-lived intangible asset - Recorlev	14	121,000	(15,125)	105,875	121,000	(8,643)	112,357
Total intangible assets		$132,000	$(19,525)	$112,475	$132,000	$(11,393)	$120,607
As of September 30, 2023, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2023 remaining	2,711
2024	10,843
2025	10,843
2026	10,293
2027	8,643
Thereafter	69,142
Total	$112,475

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee costs	$11,726	$13,400
Supply agreement - current portion	—	6,720
Accrued supply chain costs	161	562
Accrued marketing costs	1,083	2,593
Accrued debt issuance costs	1,007	—
Accrued research and development costs	425	1,411
Accrued restructuring charges	268	2,799
Accrued interest expense	504	4,656
Accrued other costs	3,899	4,645
Other accrued liabilities	$19,073	$36,786
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
The following table summarizes the restructuring reserve for the nine months ended September 30, 2023 (in thousands):

Restructuring Costs
Balance accrued at December 31, 2022	2,799
Payments	(2,531)
Balance accrued at September 30, 2023	$268
Note 10. Long-term debt
Convertible Senior Notes
In June 2020, Xeris Pharma completed a public offering of $86.3 million aggregate principal amount of Xeris Pharma's 5.00% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes, which was exercised in full in July 2020. Since January 15, 2021, the 2025 Convertible Notes bear cash interest at the rate of 5.00% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.
Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the 2025 Convertible Notes. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of 2025 Convertible Notes may convert their 2025 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of 2025 Convertible Notes. In the second half of 2020, $39.1 million in principal amount of 2025 Convertible Notes were converted into 13,171,791 shares of Xeris Pharma’s common stock.
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of September 30, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
The Company evaluated the exchange agreement for debt modification and concluded that the debt qualified for debt extinguishment. Upon extinguishment, the Company recognized the new 2028 Convertible Notes at their fair value of $34.1 million, and derecognized the carrying value of $32.0 million for the 2025 Convertible Notes and $0.7 million of unamortized initial debt issuance costs resulting in a net loss on debt extinguishment of $2.8 million.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The 2025 Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture dated June 30, 2020 (the "First Supplemental Indenture"), and the second supplemental indenture dated October 5, 2021 (the "Second Supplemental Indenture" and together with the 2025 Base Indenture and First Supplemental Indenture, the "2025 Indenture"), among the Company, Xeris Pharma and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association), as trustee (the "Trustee"). The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") among the Company, Xeris Pharma and the Trustee. The 2025 Convertible Notes and the 2028 Convertible Notes will mature on July 15, 2025 and July 15, 2028, respectively, unless earlier converted or redeemed or repurchased.
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
As a result of the transactions associated with the acquisition of Strongbridge, and pursuant to the Second Supplemental Indenture, the 2025 Convertible Notes are no longer convertible into shares of common stock of Xeris Pharma. Instead, subject to the terms and conditions of the 2025 Indenture, the 2025 Convertible Notes will be exchangeable into cash and shares of common stock of the Company in proportion to the transaction consideration payable pursuant to the transaction agreement for the acquisition of Strongbridge, and the "Reference Property" provisions in the 2025 Indenture.
The fair value of the Convertible Notes is determined from using current interest rates based on credit ratings and the remaining term of maturity. As of September 30, 2023, the fair value of the Convertible Notes was approximately $48.9 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company’s stock price, time to maturity, the risk-free rate and the Company’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 12 - Fair value measurement."
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
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (as amended, modified or amended and restated from time to time, the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the "Agent"), pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, the Company borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Oxford Loan Agreement remaining balance of $43.5 million and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds were otherwise used for general corporate purposes.
The Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). The Company has incurred total debt issuance costs of approximately $3.6 million related to the Hayfin Loan Agreement, which are being amortized to interest expense over the life of the loan using the effective interest method. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.8%. The debt outstanding under the Hayfin Loan Agreement approximates fair value due to the variable interest rate on the debt.
The Loans will mature on March 8, 2027; provided, however, the Loans will mature on January 15, 2025 if the 2025 Convertible Notes are outstanding as of such date and either (i) the maturity date thereof has not been extended to a date on or after September 4,

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2027 or (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes in full.
The components of debt are as follows (in thousands):

	September 30, 2023	December 31, 2022

Convertible Notes	$49,331	$47,175
Loan facility	145,286	144,487
Less: unamortized debt issuance costs	(4,194)	(4,587)
Long-term debt, net of unamortized debt issuance costs	$190,423	$187,075
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2023 remaining	$—
2024	—
2025	15,200
2026	—
2027	150,000
Thereafter	33,574
$198,774
For the three and nine months ended September 30, 2023, the Company recognized interest expense of $6.8 million and $19.6 million, respectively, of which $0.6 million and $1.7 million, respectively, related to the amortization of debt discount and issuance costs. Other expense in the three and nine months ended September 30, 2023 included a $2.8 million loss on extinguishment of debt related to the exchange of 2025 Convertible Notes for 2028 Convertible Notes, which completed in September 2023. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $4.0 million and $9.7 million, respectively, of which $0.4 million and $1.1 million, respectively, related to the amortization of debt discount and issuance costs. Other expense in the nine months ended September 30, 2022 included a $1.2 million loss on extinguishment of debt related to the Oxford Loan Agreement with the Prior Lenders, which was fully repaid in March 2022.

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
Associated with the Hayfin Loan Agreement disclosed in "Note 10 - Long-term debt," the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until March 8, 2029; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
As of September 30, 2023, the following warrants were outstanding:

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
	8,268,258
The Company recognized gains of $8,000 and $9,000 upon the change in fair value of the warrants during the three months ended September 30, 2023 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $71 and $2,000 upon the change in fair value of the warrants during the nine months ended September 30, 2023 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively.
The Company recognized gains of $8,000 and $1,000 upon the change in fair value of the warrants during the three months ended September 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $42,000 and $27,000 upon the change in fair value of the warrants during the nine months ended September 30, 2022 related to the 2018 Term A Warrants and the 2018 Term B Warrants, respectively. The Company recognized gains of $1.7 million related to the expiration of the assumed Strongbridge private placement warrants in June 2022.
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
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	Total as of September 30, 2023	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$46,143	$46,143	$—	$—

Investments:
U.S. government securities	$19,832	$19,832	$—	$—

Other assets:
Restricted cash	$4,426	$4,426	$—	$—

Liabilities
Current portion of contingent value rights	$17,517	$—	$—	$17,517
Non-current contingent value rights	$5,099	$—	$—	$5,099
Warrant liabilities	$6	$—	$—	$6

	Total as of December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$121,966	$121,966	$—	$—

Other assets:
Restricted cash	$4,348	$4,348	$—	$—

Liabilities
Contingent value rights	$25,688	$—	$—	$25,688
Warrant liabilities	$9	$—	$—	$9
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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2022	$25,688
Change in fair value of CVRs	(3,072)
Balance at September 30, 2023	$22,616

Balance at Current portion of contingent value rights	$17,517
Balance at Non-current contingent value rights	5,099
Balance at September 30, 2023	$22,616
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
As of September 30, 2023, there were 3,962,766 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of September 30, 2023, there were 76 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of September 30, 2023, there were 365,949 shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of September 30, 2023, there were 2,531,897 shares reserved for future grants under the Assumed Plans.
Stock options
Stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods during the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The expected stock price volatility assumption is based on the historical volatilities of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock, since the Company began trading subsequent to the IPO in June 2018, over the period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company’s ordinary shares as of the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the nine months ended September 30, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Granted	—	—
Exercised	(14,036)	2.33
Forfeited	(12,541)	5.48
Expired	(426,020)	8.50
Outstanding - September 30, 2023	9,247,564	$5.23	4.10
Vested and expected to vest at September 30, 2023	9,247,564	$5.23	4.10
Exercisable - September 30, 2023	8,973,009	$5.24	4.01
At September 30, 2023, there was a total of $0.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.1 years.

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
A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2022	5,255,560	$3.25
Granted	7,610,400	1.33
Vested	(1,988,098)	3.66
Forfeited	(448,887)	1.68
Unvested balance - September 30, 2023	10,428,975	$1.83
As of September 30, 2023, there was $12.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	202	332	$1,156	$1,295
Selling, general and administrative	2,255	2,609	6,793	8,099
Total stock-based compensation expense	$2,457	$2,941	$7,949	$9,394
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of September 30, 2023, the Company’s operating leases had a weighted-average remaining lease term of 11.8 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company’s operating and finance leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$365	$624	$1,283	$1,682
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$20,043	$—
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.
The components of lease expense were as follows (in thousand):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2023	2022	2023	2022
Operating lease expense	$1,394	$532	$3,157	$1,532
Variable lease cost	286	212	938	652
Sublease income	(54)	(54)	(162)	(158)
Total lease cost	$1,626	$690	$3,933	$2,026
As of September 30, 2023, maturities of lease liabilities are summarized as follows (in thousands):

2023 remaining	$365
2024	3,495
2025	6,080
2026	6,232
2027	6,389
Thereafter	51,990
Total lease payments	74,551
Less: Effect of discounting to net present value	(37,031)
Present value of lease liabilities	$37,520

Operating lease liabilities, current	2,366
Operating lease liabilities, non-current	35,154
Total operating lease liabilities	$37,520

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 15. Commitments and contingencies
Commitments
Commitments to Taro
The Company has a supply agreement with Taro Pharmaceuticals North America, Inc. ("Taro") to produce Keveyis. In 2023, the Company amended the agreement to extend the initial term until March 2027. As part of the agreement, as amended, the Company has agreed to certain annual minimum marketing spend requirements and minimum purchase order quantities for each year, which in the case of the minimum purchase order quantities, is based on the previous year's purchases.
Leases
As of September 30, 2023, the Company had unused letters of credit of $4.4 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.4 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2023, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event the 2025 Convertible Notes are still outstanding as of January 15, 2025 and the maturity date thereof has not been extended to a date on or after September 4, 2027, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes in full, the loans outstanding under the Hayfin Loan Agreement will mature on January 15, 2025.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of September 30,
	2023	2022
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,416,667
Vested and unvested stock options	9,247,564	9,818,748
Restricted stock units	10,428,975	5,228,961
Warrants	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation [1]	43,978,025	38,826,646
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 8, 2023 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, and factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Patents
We currently own 174 patents issued globally, including a composition of matter patent covering our ready-to-use glucagon formulation that expires in 2036. Included in the total patents, we have 60 granted patents globally related to our platform technologies and 7 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393 and 11,278,547, which were granted on June

1, 2021 and March 22, 2022, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing. We have received gross proceeds of $253.0 million from public equity offerings of our common stock (including Xeris Pharma’s June 2018 initial public offering ("IPO") and our February 2019, February 2020, June 2020 and March 2021 offerings), $30.0 million from a private placement of our common stock in January 2022, $104.9 million from sales of our preferred stock, $86.3 million from our June 2020 Convertible Notes offering, $63.5 million from the Amended and Restated Loan and Security Agreement (as amended, the "Oxford Loan Agreement") with Oxford Finance LLC and Silicon Valley Bank, $150.0 million from the Hayfin Loan Agreement in 2022, which was fully drawn down and was used in part to repay the remaining balance of $43.5 million of the Oxford Loan Agreement in March 2022, and an exchange of $32.0 million of the 2025 Convertible Notes for $33.6 million of 2028 Convertible Notes. In addition, we filed a shelf registration statement on Form S-3 with the SEC in August 2019, which covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Jefferies LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the shelf. We sold an aggregate of 204,427 shares of common stock in at-the-market offerings under the shelf for gross proceeds of $1.8 million.
For the nine months ended September 30, 2023 and September 30, 2022, we reported net losses of $48.9 million and $81.7 million, respectively. We have not been profitable since inception, and, as of September 30, 2023, our accumulated deficit was $603.6 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	continue our marketing and selling efforts related to commercialization of Gvoke, Keveyis and Recorlev;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a higher interest rate environment and tighter lending requirements.

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and nine months ended September 30, 2023 and 2022 as well as factors that impact those items.
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
Royalty, contract and other revenue
Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue:
Gvoke	$17,735	$13,663	$4,072	29.8	$48,406	$37,595	$10,811	28.8
Keveyis	15,865	13,371	2,494	18.7	42,708	35,506	7,202	20.3
Recorlev	8,097	2,520	5,577	nm	19,741	3,623	16,118	nm
Product revenue, net	41,697	29,554	12,143	41.1	110,855	76,724	34,131	44.5
Royalty, contract and other revenue	6,623	171	6,452	nm	8,669	380	8,289	nm
Total revenue	48,320	29,725	18,595	62.6	119,524	77,104	42,420	55.0

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	8,201	5,260	2,941	55.9	21,075	16,343	4,732	29.0
Research and development	5,034	6,043	(1,009)	(16.7)	15,959	16,011	(52)	(0.3)
Selling, general and administrative	37,287	34,491	2,796	8.1	108,527	103,388	5,139	5.0
Amortization of intangible assets	2,711	2,711	—	—	8,132	8,132	—	—
Total cost and expenses	53,233	48,505	4,728	9.7	153,693	143,874	9,819	6.8
Loss from operations	(4,913)	(18,780)	13,867	(73.8)	(34,169)	(66,770)	32,601	(48.8)
Other income (expense):
Interest and other income	1,121	472	649	nm	3,644	735	2,909	nm
Loss on debt extinguishment	(2,837)	—	(2,837)	nm	(2,837)	(1,223)	(1,614)	132.0
Interest expense	(6,847)	(3,989)	(2,858)	71.6	(19,591)	(9,735)	(9,856)	101.2
Change in fair value of warrants	17	9	8	88.9	3	1,746	(1,743)	nm
Change in fair value of contingent considerations	932	118	814	nm	3,072	(7,569)	10,641	nm
Total other expense	(7,614)	(3,390)	(4,224)	124.6	(15,709)	(16,046)	337	(2.1)
Net loss before benefit from income taxes	(12,527)	(22,170)	9,643	(43.5)	(49,878)	(82,816)	32,938	(39.8)
Benefit from income taxes	338	339	(1)	(0.3)	1,013	1,086	(73)	(6.7)
Net loss	$(12,189)	$(21,831)	$9,642	(44.2)	$(48,865)	$(81,730)	$32,865	(40.2)
nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $4.1 million or 29.8% and $10.8 million or 28.8% for the three and nine months ended September 30, 2023 compared to the same periods ended September 30, 2022, respectively. Gvoke prescriptions grew approximately 52.3% and

50.7% during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis net revenue increased by $2.5 million or 18.7% and $7.2 million or 20.3% for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022. These increases in both periods were mainly driven by higher patient demand coupled with an increase in net pricing.
Recorlev, commercially launched in the first quarter of 2022, had net revenue of $8.1 million and $19.7 million for the three and nine months ended September 30, 2023, respectively, driven primarily by increases in the number of patients on therapy.
Cost of goods sold
Cost of goods sold increased by $2.9 million or 55.9% for the three months ended September 30, 2023 compared to the same period ended September 30, 2022. The increase was mainly attributable to higher product sales. Cost of goods sold increased by $4.7 million or 29.0% for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022. The increase was mainly attributable to higher product sales, partially offset by the product mix and a one-time contract credit in the first quarter of 2023.
Research and development expenses
Research and development expenses decreased by $1.0 million or 16.7% for the three months ended September 30, 2023 compared to the same period ended September 30, 2022 driven by lower product development costs. Research and development expenses were flat in the nine months ended September 30, 2023 compared to the same period ended September 30, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.8 million or 8.1% and $5.1 million or 5.0% for the three and nine months ended 2023, respectively, compared to the same periods ended September 30, 2022, due to higher personnel costs and rent expenses related to the new lease commenced in April 2023.
Amortization of intangible assets
For the three and nine months ended September 30, 2023 and September 30, 2022, amortization of intangible assets were both $2.7 million and both $8.1 million, respectively.
Other income (expense)
For the three and nine months ended September 30, 2023, interest expense increased $2.9 million or 71.6% and $9.9 million or 101.2% compared to the three and nine months ended September 30, 2022, respectively. The increases in both periods were primarily due to a higher principal amount and increased interest rates related to the loan under the Hayfin Loan Agreement.
Other expense in the three and nine months ended September 30, 2023 included a $2.8 million loss on extinguishment of debt related to the exchange of 2025 Convertible Notes for 2028 Convertible Notes, which was completed in September 2023. Other expense in the nine months ended September 30, 2022 included a $1.2 million loss on extinguishment of debt related to the Oxford Loan Agreement with the Prior Lenders, which fully repaid in March 2022.
For the three and nine months ended September 30, 2023, change in fair value of contingent value rights was a gain of $0.9 million and $3.1 million, respectively, compared to a gain of $0.1 million and a loss of $7.6 million for the three and nine months ended September 30, 2022, respectively. The gains in both periods in 2023 were primarily due to changes in revenue assumptions based on recent trends adjusted for management’s estimates of future sales.
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
In March 2022, we, Xeris Pharma and certain subsidiary guarantors, entered into a Credit Agreement and Guaranty (the "Hayfin Loan Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries party thereto granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Hayfin Loan Agreement provided for the Lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loan(s) during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, we borrowed the full amount of such $50.0 million delayed draw term loan under the Hayfin Loan Agreement. In conjunction with the execution of the Hayfin Loan Agreement, the Oxford Loan Agreement balance of $43.5 million was repaid in full and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds were otherwise used for general corporate purposes. After repayment, the Loans may not be re-borrowed. On September 29, 2022, the Company and Xeris Pharma entered into Amendment No. 1 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the issuance of the letter of credit that was issued to the landlord under the Amended and Restated Lease dated September 29, 2022. On January 19, 2023, the Company and Xeris Pharma entered into Amendment No. 2 to Credit Agreement and Guaranty, which provides for the Lenders’ consent to and allows for the execution and delivery of a letter of financial support to the Company’s Australian subsidiary. On April 21, 2023, the Company and Xeris Pharma entered into Amendment No. 3, Waiver and Consent to Credit and Guaranty Agreement, which, amongst other things, permitted the Company to replace certain accounts and letters of credit previously maintained at or issued by, as applicable, Silicon Valley Bank with similar products maintained at or issued by Wells Fargo, N.A. On September 26, 2023, the Company and Xeris Pharma entered into the Consent to Credit and Guaranty Agreement, which subject to the terms and conditions set forth therein provides for the Lenders’ consent to and allows for the exchange of the Convertible Notes and amends the amount of balance sheet cash on hand that the Company or Xeris Pharma is permitted to utilize to redeem and discharge the Convertible Notes.
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of the 2028 Convertible Notes. As of September 30, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $603.6 million at September 30, 2023. Based on our current operating plans and existing working capital at September 30, 2023, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Keveyis and Recorlev as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Keveyis and Recorlev, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022

Net cash used in operating activities	$(54,494)	$(86,772)
Net cash (used in)/provided by investing activities	(20,872)	25,293
Net cash (used in)/provided by financing activities	(379)	78,317
Operating activities
Net cash used in operating activities was $54.5 million for the nine months ended September 30, 2023, compared to $86.8 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage, partially offset by changes to the fair value of contingent value rights.
Investing activities
Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $25.3 million for the nine months ended September 30, 2022. Cash used in investing activities in 2023 was primarily due to the purchase of short-term investments. In the first nine months of 2022, we used the majority of investments that matured to fund operations instead of re-investing.
Financing activities
Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $78.3 million for the nine months ended September 30, 2022. The cash provided by financing activities in nine months ended September 30, 2022 was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $92.9 million from Hayfin Loan Agreement, partially offset by the payoff of the outstanding principal under the Oxford Loan Agreement of $43.5 million in March 2022.
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
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates," a description of recent accounting pronouncements applicable to our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at September 30, 2023 would increase or decrease interest income by approximately $0.7 million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to the United States dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Hayfin Loan Agreement, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 9.0% (or 8.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate) plus (ii) the greater of (x) (1) CME Group Benchmark Administration Limited (CBA) Term SOFR (or the replacement rate, if applicable) if CBA Term SOFR is greater than 1.00% plus 0.26161% or (2) 1.00% if CME Term SOFR is less than 1.00% and (y) one percent (1.00%) per annum (or 2.0% per annum if the replacement rate in effect is the Wall Street Journal Prime Rate). Interest on the 2025 Convertible Notes is assessed at a fixed rate of 5.0% annually and interest on the 2028 Convertible Notes is assessed at a fixed rate of 8.0% annually and therefore do not subject us to interest rate risk.

Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2023, we had immaterial liabilities denominated in the Australian Dollar. Net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant losses in every fiscal year since inception. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $48.9 million and $81.7 million, respectively. In addition, our accumulated deficit as of September 30, 2023 was $603.6 million.
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
Our ability to generate revenue to transition to profitability and generate positive cash flows is uncertain and depends on the successful commercialization of Gvoke, Keveyis and Recorlev and any of our product candidates for which we obtain marketing approval. Many of our product candidates are still in development. Successful development and commercialization will require the achievement of key milestones, including completing clinical trials and obtaining marketing approval for our product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we or any future collaborators do, we may never generate revenues that are sufficient enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur significant interest expense or other costs, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our existing credit facility dated March 8, 2022, as amended (the "Hayfin Loan Agreement"), with the lenders from time to time parties thereto (the "Lenders"), Hayfin Services LLP, as administrative agent for the Lenders, Xeris Pharmaceuticals, Inc., Xeris Biopharma Holdings, Inc. and our subsidiaries party thereto, we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Hayfin Loan Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. On September 29, 2023, we completed the exchange of $31,975,000 in aggregate principal amount of the 2025 Convertible Notes for $33,574,000 in aggregate principal amount of new 8.00% Convertible Senior Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of September 30, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million. The 2025 Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 (the "2025 Supplemental Indentures" and together with the 2025 Base Indenture, the "2025 Indenture"), each between us and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association), as trustee. The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") between us and U.S. Bank Trust Company, National Association, as trustee. Failure to satisfy our current and future debt obligations under the Indentures could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indentures as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indentures that governs the Convertible Notes. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Hayfin Loan Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
In addition, we have $150.0 million of term loans outstanding under our Hayfin Loan Agreement as of September 30, 2023. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default thereunder and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indentures. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
Our PPP Loan, which we repaid in full in June 2020, was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.
On April 21, 2020, we entered into the United States Small Business Administration (the "SBA") PPP Note (the "Note") with Silicon Valley Bank (the "PPP Lender") for a loan in the amount of $5.1 million (the "PPP Loan") enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 22, 2020. On May 4, 2020, we repaid $0.9 million of the PPP Loan. In June 2020, we repaid the remaining amount outstanding under the PPP Loan in connection with the concurrent 2025 Convertible Notes and equity offerings.
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
The pharmaceutical and biotechnology industries are characterized by intense competition and significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. While we believe that our product and product candidate platform, development expertise and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of our current and potential competitors are major pharmaceutical companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. Our ability to compete successfully will depend on our ability to develop future products that reach the market in a timely manner, are well adopted by patients and healthcare providers and receive adequate coverage and reimbursement from third-party payors. Because of the size of the potential market for certain of our products and product candidates, we anticipate that companies will dedicate significant resources to developing products competitive to such products and product candidates.
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
Keveyis (dichlorphenamide) is an oral carbonic anhydrase inhibitor that was approved in the United States to treat hyperkalemic, hypokalemic, and related variants of PPP for which orphan drug exclusivity ended on August 7, 2022. Torrent Pharmaceuticals Limited’s ANDA for generic dichlorphenamide was approved on December 29, 2022 and now competes with Keveyis, which may adversely impact our revenue. In addition, due to the end of orphan drug exclusivity, we expect that additional generic competitors could emerge which may also contribute to the erosion of Keveyis sales. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.
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
In addition, we intend to continue to establish collaborations to commercialize our product candidates outside the United States, if approved by the relevant regulatory authorities. Therefore, our future success outside the United States will depend, in part, on our ability to enter into and maintain collaborative relationships, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, such collaborators may not have effective sales forces or exert the level of effort that we would if we were marketing and selling the product ourselves.
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
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Keveyis, or Recorlev for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. and certain of its affiliates ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly, for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have the purchased assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments after receiving notice thereof and failing to cure such material non-compliance.
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we continue to experience long lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including global health concerns, fire, acts of terrorism, political instability, war, labor or geopolitical issues, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan and Israel. The current war between Israel and Hamas could directly and indirectly affect our operations. For example, the Israel-Hamas war could result in disruptions to the facilities or operations of our third-party suppliers, including, but not limited to, the manufacturing of Keveyis, may result in longer lead times which may cause exports out of Israel to be delayed or restricted or could result in other adverse events (such as damage or destruction to the facility used to manufacture and store Keveyis) which we cannot predict with any certainty. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the Federal Food, Drug, & Cosmetic Act ("FDCA") based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulation (the "QSR") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and the QSR. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or circumstances where the contractor may not be able to maintain compliance with the applicable CGMP or the QSR. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or the QSR and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
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
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our condensed consolidated financial statements, for the nine months ended September 30, 2023 and 2022, four customers accounted for over 90% of the Company’s gross product revenue. At September 30, 2023 and December 31, 2022, the same four customers accounted for over 85% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.

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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA, the Federal Trade Commission and other agencies and government entities, including the Department of Justice ("DOJ") and the Office of Inspector General of the United States Department of Health and Human Services, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA’s Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue. The FDA completed evaluation of our response and issued a close-out letter in August 2023 stating that it appears that we have addressed all the concerns contained in the untitled letter.
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
We have entered into a license agreement with a third party (and may, in the future, enter into additional such license agreements with other third parties) pursuant to which they have the right, but not the obligation, in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of those licensees and cannot guarantee that we would receive it and on what terms. We cannot be certain that those licensees will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Keveyis, and Recorlev;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Keveyis, Recorlev or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate increases, major bank failure or sustained financial market illiquidity; and
■	any public health crisis, such as a resurgence of the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On November 6, 2023, the closing price of a share of our common stock was $1.85 per share.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of September 30, 2023, the outstanding balance of Convertible Notes was $48.8 million.

If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes is 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2025 Convertible Notes and 549.4505 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2028 Convertible Notes. Because the conversion rates of the Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
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
As of September 30, 2023, we had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire at various dates between 2025 and 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after September 30, 2023. As of September 30, 2023, we had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $5.4 million in federal income tax credits will begin to expire in 2025, and the $2.5 million of state research and development credits will begin to expire in 2022, and these tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
Risks Related to our Indentures for our Convertible Notes, Charter and Bylaws
Provisions in the Indentures for our Convertible Notes and corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.
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
In addition, certain provisions in the Indentures governing our Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
We may be subject to the United States federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the European Economic Area ("EEA") and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal data (including health data) in the EEA and the UK are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR") as well as other national data protection legislation in force in relevant Member States, with respect to the EEA, and the UK General Data Protection Regulation (the "UK GDPR," together with the EU GDPR the "GDPR") and the UK Data Protection Act 2018 with respect to the UK. These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the UK, providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and UK data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
The GDPR prohibits the international transfer of personal data to countries outside of the EEA or the UK ("third countries") which are not deemed as adequate for the transfers of personal data by competent authorities, unless a derogation exists or adequate safeguards (for example, the European Commission approved Standard Contractual Clauses ("EU SCCs") and the UK International Data Transfer Agreement/Addendum ("UK IDTA")) are implemented in compliance with EEA and UK data protection laws. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on transfers made pursuant to the EU SCCs and the UK IDTA, on a case-by-case basis to ensure the law in the data importer’s country and the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.
The EU commission has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework") agreed with the U.S., which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EEA and the U.S. is comparable to that offered in the EEA. This Framework provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. Where we rely on the Framework as a transfer mechanism for international transfers of personal data to the U.S., the Framework’s validity could be challenged and the Framework subsequently invalidated as a mechanism for transferring personal data to the U.S. like its predecessor Privacy Shield and Safe Harbor frameworks.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK government has introduced a Data Protection and Digital Information Bill ("UK Bill") into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission.
It is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR. Further, the competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

If we are investigated by a European or UK data protection authority, we may face fines and other penalties, including bans on processing and transferring personal data. EEA and UK data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 (£17.5 under the UK GDPR) million or 4% of our total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, clients, and data subjects. As such, we will need to take steps to cause our processes to continue to be compliant with the applicable portions of the GDPR, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability under the GDPR.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflicts between Russia and Ukraine and Israel and Hamas, or other events could adversely affect our business and financial performance.
Economic uncertainty in various global markets caused by political instability and conflict and economic challenges has in the past resulted, and may continue to result, in weakened demand for our products. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential United States government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. In addition, the current military conflicts between Russia and Ukraine and Israel and Hamas could disrupt or otherwise adversely impact our operations and related sanctions, export controls or other actions that may be initiated by nations including the United States, the EU, Russia or countries or actors in the Middle East (e.g., potential cyberattacks, disruption of energy flows, etc.) could adversely affect our business and/or our supply chain or those of our third party service providers. The United States and other countries could take other actions that may adversely affect our business should the conflicts further escalate. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, international trade disruptions, supply disruptions, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high and fluctuating levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, or remain at a historically high rate, it will affect our expenses, such as employee compensation, supply costs and research and development expenses. In addition, elevated and fluctuating inflation and increasing interest rates has contributed to potential economic uncertainty in the larger economy. To the extent inflation continues to result in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.
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
Our cash held in non-interest bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") limits and is predominantly held at one institution, Wells Fargo Bank, N.A. If such banking institution or any future banking institutions where we maintain our cash were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. For example, the recent closures of Silicon Valley Bank, where we maintained a portion of our cash, Signature Bank and First Republic Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry, including concerns or rumors about any events of these kinds or similar risks, may lead to market-wide liquidity shortages and the FDIC may elect not to make all account holders whole. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds and could have a material adverse effect on our business and financial condition.
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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

3.2
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.1
Indenture, dated as of September 29, 2023, between the Company, the Guarantor and the Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file No. 001-40880) filed with the Securities and Exchange Commission on September 29, 2023)

4.2	Form of 8.00% Convertible Senior Notes due 2028 (included in Exhibit 4.1)

10.1*	Consent to Credit and Guaranty Agreement, dated as of September 26, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent

10.2
Form of Exchange Agreement between the Company, the Guarantor and certain holders of the Existing Notes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on September 27, 2023

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

Xeris Biopharma Holdings, Inc.
Date:	November 9, 2023	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 9, 2023	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)