Form 10-K
period 2023-12-31
Xeris Biopharma Holdings, Inc.
filed 2024-03-06
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of June 30, 2023, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $361.6 million based on the closing sales price as reported on the Nasdaq Stock Market.
As of February 29, 2024, 140,453,467 shares, par value $0.0001 per share, of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the Registrant's 2023 Annual Meeting of Shareholders. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2023.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	As a company, we have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception.
■	We may never be profitable or be able to sustain revenues or, if achieved, sustain profitability in the future and we may not be able to continue operations without additional fundings.
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

■
We operate in a competitive business environment, which may have an adverse impact on our revenue. If we are unable to compete successfully against our existing or future competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.

■
If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenue and our business, results of operations, and financial condition will be materially adversely affected.

■
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead-times for alternate sources for Gvoke, Recorlev and Keveyis or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Recorlev, Keveyis, or any product candidates that are approved.

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
■
Gvoke, Recorlev, Keveyis and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.

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

XERIS BIOPHARMA HOLDINGS, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2023

Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K (this "Annual Report") are referred to without the ® and ™ symbols, but absence of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. The trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners.

Cautionary Statements for Forward-Looking Information
This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the rate and degree of market acceptance and clinical utility of Gvoke, Recorlev and Keveyis;
•the pricing and reimbursement of Gvoke, Recorlev and Keveyis or any of our product candidates, if approved;
•our estimates regarding the market opportunities for Gvoke, Recorlev and Keveyis and our product candidates;
•the commercialization, marketing and manufacturing of Gvoke, Recorlev and Keveyis and our product candidates, if approved;
•our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of Gvoke, Recorlev and Keveyis or any of our product candidates, if approved;
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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for Gvoke, Recorlev and Keveyis and our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I
ITEM 1. BUSINESS
As used herein, the "Company", "Xeris", "we" or "our" refers to Xeris Biopharma Holdings, Inc. ("Xeris Biopharma"). Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo.
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
Commercial Products
Our top priority is maximizing the potential of our three commercial products:
•Gvoke is a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia. The product is indicated for use in pediatric and adult patients with diabetes age two years and above and can be administered in two simple steps. The estimated total addressable market for this drug is approximately $5.0 billion in the United States.
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

Our Strategy
Our goal is to build a growth-oriented, self-sustaining biopharmaceutical company by developing and commercializing differentiated and innovative products across a range of therapies that improve patients' lives. To achieve our goal, we are pursuing the following strategies:

■
Drive revenue growth through effective commercial execution of our innovative products. We have three innovative commercial assets (Gvoke, Recorlev and Keveyis) all of which fill unique, unmet needs. Additionally, Gvoke and Recorlev are in the early stages of their product lifecycles and both leverage our experienced and growing leadership presence in the endocrinology community. Executing against the opportunities made possible by Gvoke, Recorlev, and Keveyis should maintain our momentum of growth and enable the financial self-sufficiency of our Company.

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

■
Collaborate with pharmaceutical and biotechnology companies to apply our proprietary formulation science to enhance the formulations of their proprietary products and candidates. We are pursuing formulation and development partnerships to apply our XeriJect and XeriSol formulation platforms to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. We are currently collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriJect. Our strategic goal is to ultimately enter into commercial licensing agreements with these partners upon successful completion of formulation development.

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
We participate in this market primarily with Baqsimi, a ready-to-use nasally administered glucagon powder, which was launched in mid-2019 and acquired by Amphastar Pharmaceuticals, Inc. in June 2023. Our promotional efforts to create awareness of Gvoke have helped expand the market for rescue glucagon by more than 60%, enabled us to capture an over 30% share of the overall glucagon rescue retail market as of December 31, 2023, and generated approximately a quarter million prescriptions since launch.

The most recent Standards of Care established by the American Diabetes Association, the American Academy of Clinical Endocrinologists, and the Endocrine Society, all advise that patients at increased risk of dangerously low blood sugar should be prescribed a ready-to-use glucagon. We estimate that at least half of the approximately 30 million people with diabetes in the United States fall into this at-risk category and should be prescribed and have handy, a ready-to-use rescue glucagon, like the Gvoke HypoPen for use during a potential severe hypoglycemic episode. Current prescription volumes suggest that approximately 1 million people with diabetes are adequately protected today, leaving a significant number of people without protection as recommended by the latest guidelines. If all at risk persons were adequately protected, the market potential is estimated to be nearly $5.0 billion annually.
Our commercial team and sales force are focused on driving awareness and adoption of Gvoke by healthcare professionals, patients and caregivers.
Recorlev
Recorlev is our new therapy approved in 2022 for the treatment of Cushing’s syndrome, a rare condition which is the result of sustained, elevated levels of cortisol in the body (hypercortisolism). Cushing’s syndrome affects approximately 25,000 people in the United States of which approximately two-thirds are cured by surgery. Pharmacologic products like Recorlev are used for the balance of patients for whom surgery was not curative or was not indicated. Recorlev has received orphan drug exclusivity status in the United States through December 30, 2028.
We believe that the Cushing’s syndrome market in the United States is approximately $3.0 billion annually. Recorlev competes primarily with other established medications and therapies, including older generic drugs that are used off-label for Recorlev's approved indication. Signifor (pasireotide) Injection and Isturisa (osilodrostat) are approved for Cushing’s Disease, a subset of Cushing’s syndrome and sold by Recordati S.p.A. Korlym (mifepristone) is approved for the treatment of hyperglycemia secondary to hypercortisolism in Cushing’s syndrome patients and sold by Corcept Therapeutics. Because of the complex nature of Cushing’s syndrome, many patients are inadequately treated with currently available medicines.
Our experienced commercial organization focuses on educating prescribing clinicians and patients to raise awareness of the benefits of normalizing cortisol with Recorlev. Xeris’ Care Connection program provides direct, dedicated support to treating clinicians and patients throughout their Recorlev journey. In addition, our efforts include the support of a single, highly experienced specialty pharmacy that provides logistical assistance in the securing of coverage from third-party payors and then subsequent distribution of Recorlev to the patients.
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
Since our purchase of Keveyis through the acquisition of Strongbridge, we have been planning and projecting for the loss of orphan drug exclusivity status, which occurred in August 2022. We also continue to seek patents to restore our exclusive rights. We currently have two United States patent applications pending with claims protecting therapeutic uses of Keveyis. Both of these patent applications are on appeal at the United States Court of Appeals for the Federal Circuit. In late 2022, the FDA approved a generic version of our Keveyis product.
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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in patients with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections. In November 2023, the study was over 85% enrolled and should be completed in the first half of 2024.
Market Opportunity
Hypothyroidism affects approximately 20 million people in the United States. For nearly 100 years, the only available option to treat patients with hypothyroidism has been with oral levothyroxine. The prescription category comprised of oral levothyroxine in its various branded and generic forms is the second largest prescription category in the United States with more than one hundred million prescriptions written annually. Complications associated with a requirement to take medicines by mouth, every day, are well-documented and include difficulties in swallowing, gastrointestinal malabsorption or intolerance, potential interactions with other orally administered medications, and general non-adherence given the daily regimen. Any of these complications can contribute to suboptimal treatment requiring higher dosing, generally poor control over TSH levels, or complete treatment failure. We believe XP-8121 to be well-suited to address these challenges. XP-8121 is designed to be a once-weekly, small-volume, subcutaneous injection which, given its route of administration, bypasses the gastrointestinal tract and could avoid many of the therapeutic complications associated with the use of oral forms of levothyroxine. We believe that our novel approach to treatment has the potential to establish a new standard of care for hypothyroidism. Given the size of the impacted patient population and the challenges faced by certain patients, we estimate the potential market opportunity for XP-8121 to be $2.0 to $3.0 billion dollars annually.
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

Manufacturing and Supply
We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. In our experience, third party contract manufacturing organizations ("CMOs") are generally cost-efficient, high quality and reliable, and we currently have no plans to build our own manufacturing or distribution infrastructure. Our technical team has extensive pharmaceutical development, manufacturing, analytical, quality and distribution experience and is qualified and capable of managing supply chain operations across multiple CMOs. The standard operating procedures and quality systems in place at Xeris and our CMOs are designed to ensure compliance with the FDA's Current Good Manufacturing Practice ("CGMP") regulations and provide a framework for effective regulatory communications. We selected our CMOs for specific competencies, and they have met our development, manufacturing, quality and regulatory requirements and have all been involved in manufacturing our clinical supplies, commercial registration batches, and commercial products.
Glucagon is the active pharmaceutical ingredient ("API") used in Gvoke and our ready-to-use glucagon product candidates. Bachem Americas, Inc., ("Bachem") is our primary commercial source for glucagon API. Bachem holds a United States drug master file for glucagon produced at its facility in Switzerland, and its manufacturing process is fully validated. We have entered into a non-exclusive supply agreement with Bachem. We believe that Bachem has sufficient capacity to satisfy our long-term glucagon API requirements for Gvoke and other ready-to-use glucagon product candidates.
Manufacturing drug product for Gvoke requires an aseptic fill/finish facility capable of handling solvents and a cyclic olefinic polymer syringe. Pyramid Laboratories, Inc. ("Pyramid") has been actively involved in the development and manufacturing of Gvoke. Its facility in California is our primary source for drug product. We have entered into a non-exclusive supply agreement with Pyramid. We believe that Pyramid has sufficient capacity to satisfy our demand requirements for at least three to five years.
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
Levoketoconazole is the API used in Recorlev. Regis Technologies, Inc. ("Regis") has been actively involved in the development and manufacturing of levoketoconazole and its facility in Illinois is our sole source for API. We have entered into a supply agreement with Regis. We believe that Regis has sufficient capacity to satisfy our demand requirements for at least three to five years.
Manufacturing Recorlev drug product requires a conventional solid oral dosage form manufacturing facility. Lonza Tampa, LLC (f/k/a Xcelience, LLC, "Lonza") has been actively involved in the development and manufacturing of Recorlev and its facility in Florida is our sole source for drug product. We have entered into a supply agreement with Lonza. We believe that Lonza has sufficient capacity to satisfy our demand requirements for at least three to five years.
We believe that a number of CMOs can provide suitable secondary packaging services for Gvoke and Recorlev, and we have entered into commercial supply agreements with one vendor. A number of third-party logistic providers can provide commercial order processing and finished goods distribution services to the United States specialty pharmacies and wholesale customers, and we have a commercial distribution agreement with one such vendor for Gvoke, Recorlev and Keveyis.
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

■
Gvoke: Two traditional emergency glucagon kits are currently available to treat severe hypoglycemia: Fresenius Kabi's Glucagon Emergency Kit and Amphastar's generic Glucagon for Injection Emergency Kit. In addition to Gvoke, two ready-to-use glucagon products are currently available to treat severe hypoglycemia. The first is Amphastar's intranasal glucagon dry powder, Baqsimi, and the second is Zealand Pharma’s dasiglucagon auto-injector, Zegalogue, which is currently commercialized by Novo Nordisk. We are not aware of any drugs or additional treatments currently in development.

■
Recorlev: A number of therapies are currently approved or in various stages of development for endogenous Cushing’s syndrome. Currently, there are no therapies broadly marketed for the treatment of endogenous Cushing’s syndrome patients in the United States. Korlym (mifepristone), marketed by Corcept Therapeutics Incorporated, is indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In addition, Teva Pharmaceutical Industries Limited initiated the launch of a generic version of mifepristone in early 2024. Signifor (pasireotide) and Signifor LAR are marketed by Recordati in the United States and are indicated for the treatment of adult patients with Cushing's disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. Isturisa (osilodrostat), a cortisol synthesis inhibitor indicated for adult patients with Cushing’s disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative, is also marketed by Recordati. A number of products, including ketoconazole, metyrapone, cabergoline, mitotane and etomidate are used off-label for the treatment of Cushing’s syndrome in the United States. Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries. We are also facing potential competition from a number of pipeline products in development, such as Relacorilant (CORT125134), AZD-4017 and SPI-62.

■
Keveyis: In late 2022, the FDA approved a generic version of our Keveyis product, which is marketed by Torrent Pharmaceuticals Ltd. Another product, acetazolamide, an oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in the form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others.

Intellectual Property
Proprietary Protection
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and product candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We have been building and continue to build our intellectual property portfolio relating to our product candidates and formulation science. We seek to protect our proprietary position by, among other methods, filing United States and certain foreign patent applications related to our proprietary formulation science, inventions and improvements that are important to the development and implementation of our business. We also intend to rely on trade secrets, know-how, formulation science innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us or our partners in the future will be commercially useful in protecting our formulation science.
Patent Rights
We currently own 170 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 60 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 22, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
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
Other Intellectual Property Rights
We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own registered trademarks for the mark Xeris Pharmaceuticals in the United States, for the marks GVOKE, GVOKE HYPOPEN and HYPOPEN in the United States and several ex-United States countries, the registered trademark for OGLUO in the EU and the UK, and the registered trademarks for XERIJECT in the United States, Australia, the EU, the UK, Japan and Mexico. We also own pending trademark applications for XERISOL in the United States and a number of ex-US countries, and for the marks GVOKE, GVOKE HYPOPEN and XERIJECT in a number of ex-United States countries, all for use in connection with our pharmaceutical research and development and products, as well as trade names that could be used with our product candidates.
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
Section 505(b)(2) NDAs
NDAs for most new drug products are based on at least two adequate and well-controlled clinical studies and must contain substantial evidence of the safety and effectiveness of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is authorized, however, to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations relied upon by the applicant for approval of the application "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted."
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application ("ANDA") to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are "abbreviated" because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug ("RLD").
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is the same as the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is "bioequivalent" to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the RLD. Upon approval of an ANDA, the FDA indicates whether the generic product is "therapeutically equivalent" to the RLD in its publication "Approved Drug Products with Therapeutic Equivalence Evaluations," also referred to as the "Orange Book." Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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
Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the "primary mode of action" of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA also has established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.
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
Prescription drug and biologic advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug and biologic promotion and advertising, including direct-to-consumer advertising. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. In addition, a pharmaceutical company must comply with restrictions on promoting drugs and biologics for uses or in patient populations that are not described in the drug’s or biologic's approved labeling (known as "off-label use"), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs or biologics for off-label uses, manufacturers are prohibited from marketing or promoting such off-label uses.
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
A biological product or drug can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.
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
Under the accelerated approval program, the FDA may approve an NDA or BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after regulatory approvals are generally required to verify the drug or biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, ("FDORA"), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product.
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
Regulations and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, pricing, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-United States regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, pre-clinical studies, and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to the relevant competent authorities for clinical trials authorization and to such competent authorities or the European Medicines Agency ("EMA") of a marketing authorisation application ("MAA") and granting of a marketing authorization before the product can be marketed and sold in the EU. Similar requirements are necessary to conduct clinical trials in the United Kingdom, with the submission of an MAA to the Medicines and Healthcare Products Regulatory Agency ("MHRA"), the UK medicines regulator for marketing authorization.
Clinical Trial Approval
In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014 ("CTR"), which replaced the previous Clinical Trials Directive. The CTR entered into application on January 31, 2022. The transitory provisions of the CTR provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the CTR. The CTR overhauled the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. For instance, the CTR provides for a streamlined application procedure via a single-entry point (through the Clinical Trials Information System ("CTIS")) and strictly defined deadlines for the assessment of clinical trial applications. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU through the CTIS.

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
Now that the UK has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). A separate marketing authorization is therefore required to market products in Great Britain. On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.
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
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the relevant EU Member State (for a nationally authorized product). To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in respect of the centralized procedure) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).
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
■
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

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

The aforementioned EU rules are generally applicable in the EEA.
Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
Other Healthcare Laws and Compliance Requirements
In addition to FDA restrictions on the marketing of pharmaceutical products and medical devices, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to broadly applicable healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the Department of Health and Human Services ("HHS"), the Department of Justice ("DOJ"), the Drug Enforcement Administration ("DEA"), the Consumer Product Safety Commission ("CPSC"), the Federal Trade Commission ("FTC"), the Occupational Safety & Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and state and local governments. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and the states in which we conduct our business as well as in foreign jurisdictions in which we may conduct trials or where we may otherwise be subject to local regulation. The laws that may affect our ability to operate include:

■	Anti-Kickback Statute ("AKS"). The federal AKS makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay remuneration, directly or indirectly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare program;

■	The federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act ("FCA"), prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. Companies that submit claims directly to payors also may be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
■	the anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
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

■	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
■	the federal transparency requirements under the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the HHS information regarding any payment or other "transfer of value" made or distributed to healthcare professionals (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by the healthcare professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission.
■	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
■	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
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

■
Made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs.

■
Imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., "donut hole") as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.

■	Extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
■	Expanded the entities eligible for discounts under the 340B Drug Discount Program.
■	Imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs.
■	Established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

■	The United States Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2031.
■
On January 2, 2013, the United States American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

■	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
■	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
■	Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
■	In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program The effects of the IRA on our business and the healthcare industry in general is not yet known.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
In addition, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular pharmaceutical drug product or service does not ensure that other payors will also provide coverage for the pharmaceutical drug product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. Factors payors consider in determining reimbursement are based on whether the product is:

■	a covered benefit under its health plan;
■	safe, effective and medically necessary;
■	appropriate for the specific patient;
■	cost-effective; and
■	neither experimental nor investigational.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South

Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. We continue to review developments impacting the 340B program.
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
Human Capital Resources
As of December 31, 2023, we had 377 full-time employees in the United States, 216 of whom were primarily engaged in sales and marketing, 121 of whom were primarily engaged in general administration, and 40 of whom were primarily engaged in product development and research.
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
Diversity, Equity and Inclusion
We are committed to building a company that provides an inclusive environment where we invite and encourage diverse perspectives, ideas, and people. With that goal in mind, we have established a committee comprised of employees and sponsored by key executive team members to continue building a strategic plan designed to promote a diverse and inclusive work environment. We believe these initiatives and a workforce with diverse backgrounds, experiences and viewpoints will continue to help the Company achieve innovative solutions to the business challenges. In addition, we have sought to implement recruiting practices and to work with recruiting partners who can help us best identify and attract diverse candidates. We continue to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement and to think of new ways to best support our female and underrepresented employees to help advance their careers.
Training and Talent Development
We believe that our employees are the key to our success, and we believe their development is what drives our growth and prosperity as a company. To support employee development, as well as plan for short- and long-term business success, we review and update a company succession plan regularly and we offer a number of development opportunities for our employees through various methods. Our succession plan is reviewed with the board annually. In addition, upon joining the company, all new employees are required to become familiar with our policies, including our Code of Business Conduct and Ethics and Employee Handbook, and complete compliance training, and existing employees are required to acknowledge current policies annually.
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
Corporate Information
We were incorporated under the laws of the State of Delaware in 2005. Our principal offices are located at 1375 West Fulton Street, Chicago, Illinois, 60607, and our telephone number is (844) 445-5704. We completed our initial public offering of common stock in June 2018, and our common stock is listed on The Nasdaq Global Select Market under the symbol "XERS." Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.
Available Information
Our website address is www.xerispharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") are available through the "Investors" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
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
We have incurred significant losses in every fiscal year since inception. For the years ended December 31, 2023, 2022 and 2021, we reported a net loss of $62.3 million, $94.7 million and $122.7 million, respectively. In addition, our accumulated deficit as of December 31, 2023 was $617.0 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Gvoke, Recorlev and Keveyis, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Gvoke, Recorlev and Keveyis commercial strategies in the United States;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.
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
We may never be profitable or be able to sustain revenues or, if achieved, sustain profitability in the future and we may not be able to continue operations without additional fundings.
Our ability to generate revenue from Gvoke, Recorlev and Keveyis, and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

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

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Gvoke, Recorlev and Keveyis. Regardless of these expenditures, our products and our product candidates, if developed and approved, may not be commercially successful. Although we generate revenue from Gvoke, Recorlev and Keveyis, if we are unable to generate sufficient product revenue, we will not become profitable. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.
Risks Related to Future Financial Condition
We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Gvoke, Recorlev and Keveyis and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility, including due to geopolitical instability, rising interest rates, fluctuations in inflation rates, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also materially and adversely impact our ability to access capital as and when needed and increase our cost of capital even if available.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of Convertible Notes converted into equity in the second half of 2020. On September 29, 2023, we completed the exchange of $31,975,000 in aggregate principal amount of the 2025 Convertible Notes for $33,574,000 in aggregate principal amount of new 8.00% Convertible Senior Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of December 31, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million. The 2025 Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 (collectively, the "2025 Supplemental Indentures" and together with the 2025 Base Indenture, the "2025 Indenture"), each between us and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association) ("U.S. Bank"), as trustee. The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") between us and U.S. Bank, as trustee. Failure to satisfy our current and future debt obligations under the Indentures could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indentures as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indentures that govern the Convertible Notes. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Hayfin Loan Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
In addition, we have $150.0 million of term loans outstanding under our Hayfin Loan Agreement as of December 31, 2023. All obligations under our Hayfin Loan Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Hayfin Loan Agreement could result in an event of default thereunder and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Hayfin Loan Agreement, including the Indentures. The Hayfin Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Hayfin Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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

To date, we have expended significant time, resources, and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on marketing and commercializing our approved products, Gvoke, Recorlev and Keveyis, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Recorlev, Keveyis, and our product candidates include several key assumptions of the current market size and current pricing for commercially available products and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Gvoke, Recorlev and Keveyis may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement".
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
We operate in a competitive business environment, which may have an adverse impact on our revenue. If we are unable to compete successfully against our existing or future competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.
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
We have developed our commercial infrastructure for the sales, marketing and distribution of Gvoke, Recorlev and Keveyis. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established our sales force to market our products in the United States. In order to maintain and, if needed, expand our sales force, we will compete with other companies to recruit, hire, train and retain sales and marketing personnel. There are significant expenses and risks involved with maintaining and, if needed, expanding, our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Gvoke, Recorlev and Keveyis and the launch and commercialization of our product candidates, if approved. Even if we are able to recruit, hire and retain a sufficient number of sales representatives, they may not be effective at promoting our products.
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
Risks Related to Third-Parties Actions and Market Acceptance
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead-times for alternate sources for Gvoke, Recorlev and Keveyis or our product candidates could harm our ability to develop our product candidates or to continue to commercialize Gvoke, Recorlev, Keveyis, or any product candidates that are approved.
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Recorlev, or Keveyis for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. and certain of its affiliates ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma. Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly, for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. We rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors are unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have the purchased assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments after receiving notice thereof and failing to cure such material non-compliance.
Our third-party suppliers may not be able to produce sufficient inventory to meet commercial demand in a timely manner, or at all, and we continue to experience long lead times for certain components and materials used in the production of our products and product candidates. Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, components or other key materials in the future, which could have a material adverse effect on our business as a whole. Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, including global health concerns, fire, acts of terrorism, political instability, war, labor or geopolitical issues, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We have a global supply chain and manufacture some components of our products outside the United States, including without limitation, Taiwan and Israel. The current war between Israel and Hamas could directly and indirectly affect our operations. For example, the Israel-Hamas war could result in damage, destruction or disruptions to the facilities or operations of our third-party suppliers, including, but not limited to, our supplier of Keveyis, longer lead times for ours products or product candidates, export delays or restrictions or other adverse events which adverse events we cannot predict with any certainty. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the Federal Food, Drug, & Cosmetic Act ("FDCA") based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulation (the "QSR") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. Other foreign regulatory authorities may also require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and the QSR. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or circumstances where the contractor may not be able to maintain compliance with the applicable CGMP or the QSR. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or the QSR and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.

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
The introduction of new CGMP or QSR regulations or product specific requirements by a regulatory body may require that we source alternative materials, modify existing manufacturing processes, or implement design changes to our products that are subject to prior approval by the FDA or other regulatory authorities. We may also be required to reassess a third-party supplier’s compliance with all applicable new regulations and guidelines, which could further impede our ability to manufacture and supply products in a timely manner. As a result, we could incur increased production costs, experience supply interruptions, suffer damage to our reputation and experience an adverse effect on our business and financial results. On February 23, 2022, the FDA proposed to amend its Quality System Regulation (“QSR”) requirements to align more closely with the international consensus standards for medical devices. Specifically, the FDA proposed to do so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization (“ISO”), ISO 13485 standard. We do not have certainty on when or if the proposed rule will be finalized or even if it is finalized, whether it will be finalized in its current proposed form. While the ISO 13485 standard and the FDA’s QSR requirements are similar in certain aspects, it is possible that we may need to revise our compliance system and processes to be in line with the requirements established by any final rule to amend the QSR requirements.
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
■
our suppliers may lose access to critical services or sustain damage to a facility, including losses due to natural disasters, accidents, terrorism, geo-political events, or epidemics that may result in a sustained interruption in the manufacture and supply of our products;

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates which license we may not be able to obtain on favorable terms or at all. In addition, in the case of the CMOs that supply our products or product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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
Our future revenues and profitability will be adversely affected if the United States and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products on behalf of patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford and physicians may not prescribe them. In addition, limitations on the amount of reimbursement for our products may also reduce our profitability. In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval. As the healthcare industry consolidates, competition to provide products and services to industry participants has become more intense and may intensify as the potential purchasers of our products or third-party payors use their purchasing power to exert competitive pricing pressure and other terms favorable to them. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our potential purchasers. If competitive or other forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to invest in and grow our business. For more information, see the sections entitled, "Business — Coverage and Reimbursement" and "Business — Healthcare Reform".
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
The success of Gvoke, Recorlev, Keveyis and our product candidates will be dependent on their proper use by patients, healthcare practitioners and caregivers. Additionally, individual devices may fail.
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
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our consolidated financial statements, for the years ended December 31, 2023, 2022 and 2021, four customers accounted for over 90% of the Company’s gross product revenue. At December 31, 2023 and December 31, 2022, the same four customers accounted for over 90% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships of similar magnitude, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.
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
Gvoke, Recorlev, Keveyis and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.
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
We have received orphan drug designation from the FDA for five indications for our products and product candidates, which are our ready-to-use glucagon for post-bariatric hypoglycemia ("PBH") and Congenital Hyperinsulinism ("CHI"), and for Recorlev, for the treatment of adult patients with endogenous Cushing’s syndrome for whom surgery is not an option or has not been curative. We may pursue such designation for others in specific orphan indications in which there is an unmet medical need. We relied on orphan drug exclusivity in the marketing and sale of Keveyis until it expired on August 7, 2022 and with respect to the marketing and sale of Recorlev, intend to rely on orphan drug exclusivity through December 30, 2028. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we may seek orphan drug designation for certain additional indications, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication does not mean we will be able to obtain such designation for another indication.
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
In the European Union, the period of orphan market exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan designation are no longer met, including if it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan market exclusivity. We have received orphan designation from the EMA for our ready-to-use glucagon for the treatment of CHI and NIPHS, which includes patients with PBH.
Even with the FDA approval of Gvoke, Recorlev and Keveyis in the United States, and the EMA and MHRA approval of Ogluo in the European Union ("EU") and the United Kingdom ("UK"), we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.
We do not have any products other than Gvoke, Recorlev, and Keveyis approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the EU and the UK. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.
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
We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

■	the demand for our product candidates, if we obtain regulatory approval;
■	our ability to set a price that we believe is fair for our approved products;
■	our ability to generate revenue and achieve or maintain profitability;
■	the level of taxes that we are required to pay; and
■	the availability of capital.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA, the Federal Trade Commission and other agencies and government entities, including the Department of Justice ("DOJ") and the Office of Inspector General of the United States Department of Health and Human Services, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warning or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA’s Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue.

The FDA completed evaluation of our response and issued a close-out letter in August 2023 stating that it appears that we have addressed all the concerns contained in the untitled letter.
If our products or product candidates fail to comply with applicable regulatory requirements, or if a problem with one of our products or third-party suppliers is discovered, a regulatory agency may:

■	restrict the marketing or manufacturing of such products;
■	restrict or require modification of or revision to the labeling of a product;
■	issue warning letters or untitled letters which may require corrective action;
■	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
■	require us to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for third party inspection and/or monitoring costs, corrective action plans with required due dates for specific actions and penalties for noncompliance;
■	impose other administrative or judicial civil or criminal penalties including fines, imprisonment and disgorgement of profits;
■	suspend or withdraw regulatory approval;
■	refuse to approve pending applications or supplements to approved applications filed by us;
■	close the facilities of our third-party suppliers;
■	suspend ongoing clinical trials;
■	impose restrictions on operations, including costly new manufacturing requirements; or
■	seize or detain products or recommend or require a product recall.
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
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription use of any products for which we obtain marketing approval. Our arrangements with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements".
Efforts to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement, deferred prosecution agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Various laws, regulations and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside the United States, we are required to dedicate additional resources to comply with laws and regulations in each new jurisdiction in which we are operating or plan to operate, and these laws may preclude us from developing, manufacturing, or selling certain drugs and product candidates in these jurisdictions, which could limit our growth potential and increase our development costs.
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
We cannot be sure that we know of each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of Gvoke, Recorlev, Keveyis, or our product candidates. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Because patent applications can take up to 18 months after filing to become public, and many years to issue, there may be currently pending patent applications that may later result in issued patents upon which our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any compositions formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.
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
The ability of the FDA or other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Gvoke, Recorlev, and Keveyis;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Gvoke, Recorlev, Keveyis or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■	developments or disputes concerning patent applications, issued patents or other proprietary rights;
■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate increases, major bank failure or sustained financial market illiquidity; and
■	any public health crisis, such as a resurgence of the COVID-19 pandemic.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us in connection with volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business. On March 4, 2024, the closing price of a share of our common stock was $3.04 per share.
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
The Convertible Notes are convertible into shares of common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of December 31, 2023, the outstanding balance of Convertible Notes was $48.8 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing shareholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes is 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2025 Convertible Notes and 549.4505 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2028 Convertible Notes. As a result of the conversion rates of the Convertible Notes adjusting upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
Each CVR is worth up to $1.00, payable to CVR holders if future performance milestones are achieved, and settleable in cash, common stock, or a combination of cash and common stock, at our sole election. If the performance milestones are met and we elect to pay the CVR consideration in common stock, it could have a dilutive effect to our earnings per share and cause our share price to decline. As of December 31, 2023, a performance milestone worth $0.25 has been achieved, and performance milestones worth $0.50 remain outstanding.
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
As of December 31, 2023, we had federal net operating loss carryforwards of $494.3 million and various state net operating loss carryforwards of $352.2 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire in 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2023. As of December 31, 2023, we had $6.9 million and $3.7 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $6.9 million in federal income tax credits will begin to expire in 2038, and the $3.7 million of state economic development and research and development credits will begin to expire in 2024. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, including ransomware, and other similar disruptions. Any system failure, accident or cybersecurity incident, compromise, or breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims or government enforcement action against the Company and ultimately harm our business. To the best of our knowledge, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations, or financial condition. We may expend significant resources to try to protect against these threats to our Systems. In addition, a cybersecurity incident involving one of our customers, including an incident involving their customers or vendors, could materially affect our business strategy, results of operations, or financial condition if our customers or their customers or vendors are unable to conduct their regular operations. For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems that process payment claims for payors was being taken offline for an undefined period due to a cybersecurity incident, such incident could reduce demand for our products and harm our revenues as physician providers are unable to use such systems to submit electronic prescriptions and pharmacies are unable to fill electronic prescriptions for our products.
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
We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur costs associated with our public company reporting requirements, and we expect those costs may increase in the future, , particularly since we determined we have ceased to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, as of December 31, 2023 and as a “smaller reporting company” as of June 30, 2023. For example, we are no longer able to take advantage of certain exemptions and relief from various reporting requirements that are applicable to public companies that are not “emerging growth companies”. In particular and amongst other requirements, we are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley and are subject to the full disclosure obligations regarding executive compensation in our periodic reports and proxy statements which rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.
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
The GDPR prohibits the international transfer of personal data to countries outside of the EEA or the UK ("third countries") which are not deemed as adequate for the transfers of personal data by competent authorities, unless a derogation exists or adequate safeguards (for example, the European Commission approved Standard Contractual Clauses ("EU SCCs") and the UK International Data Transfer Agreement/Addendum ("UK IDTA")) are implemented in compliance with EEA and UK data protection laws. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on transfers made pursuant to the EU SCCs and the UK IDTA, on a case-by-case basis to ensure the law in the data importer’s country and the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.
The EU commission has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework") agreed with the U.S., which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EEA and the U.S. is comparable to that offered in the EEA. This Framework provides a further avenue to ensure transfers to the U.S. are carried out in line with GDPR. Where we rely on the Framework as a transfer mechanism for international transfers of personal data to the U.S., the Framework’s validity could be challenged and the Framework subsequently invalidated as a mechanism for transferring personal data to the U.S. like its predecessor Privacy Shield and Safe Harbor frameworks.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK government has introduced a Data Protection and Digital Information Bill ("UK Bill") into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission.
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
In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA.
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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the normal course of business, we collect and store personal information and other sensitive information, including proprietary and confidential business information, intellectual property, information regarding patients, sensitive third-party information and employee information. To protect this information, we have implemented a framework that is designed to identify, assess, and mitigate cybersecurity threats.
We use managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats. In addition, we engage third parties to perform penetration testing and to assess the effectiveness of our cybersecurity practices. We conduct a cybersecurity risk assessment by identifying critical assets, recognizing potential threats and vulnerabilities, and implementing strategies to mitigate these cybersecurity risks and their possible impacts. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
We have established a cybersecurity incident response plan and provide cybersecurity training to our employees and monitor their activity for adherence to our security protocols.
No risks from cybersecurity threats have occurred that have affected our business strategy, results of operations, or financial condition. See “Risk Factors - General Risk Factors” for additional information.
Governance

Our information security program is overseen by our Executive Director of Information Technology (“IT”). The Executive Director of IT reports to the Chief Financial Officer and oversees the team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. The Executive Director of IT possesses over twenty-five years of experience in information technology and approximately ten years in cybersecurity risk management.

Our Board of Directors (“Board”) has responsibility for oversight of risk management and, pursuant to the Audit Committee Charter, has delegated to our Audit Committee oversight of our cybersecurity risk management program. The Executive Director of IT provides reports to the Audit Committee at least annually as well as the Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external security professionals with the results of those reviews reported to senior management and the Board.
ITEM 2. PROPERTIES
Our principal office and development laboratory site are both located at 1375 West Fulton Street, Chicago, Illinois and occupy approximately 87,032 square feet of leased space. The term will expire on March 31, 2036. We believe that our offices are suitable and adequate to meet our needs.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Xeris Biopharma Holdings, Inc. (the "Company") is listed on The Nasdaq Global Select Market ("Nasdaq") under the symbol "XERS". Prior to October 6, 2021, the common stock of Xeris Pharmaceuticals, Inc. ("Xeris Pharma") (the predecessor company) was listed on Nasdaq under the symbol "XERS" starting on June 21, 2018. Prior to that time, there was no public market for our common stock. On October 5, 2021, pursuant to the transaction agreement for the acquisition of Strongbridge Biopharma plc ("Strongbridge"), Xeris Pharma completed its acquisition of Strongbridge. Immediately following the transactions, both Xeris Pharma and Strongbridge became wholly-owned subsidiaries of the Company. The common stock of Xeris Pharma and the ordinary shares of Strongbridge were de-registered after completion of the Transactions.
Holders of Record
On March 4, 2024, there were approximately 225 stockholders of record of our common stock and the closing price of our common stock was $3.04 per share as reported by Nasdaq. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Price Performance Graph
This graph is not “soliciting material” or subject to Regulation 14A, deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2018 and its relative performance is tracked through December 31, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	December 31,
$100 investment in stock or index	Ticker	2018	2019	2020	2021	2022	2023
Xeris	XERS	$100.00	$41.47	$28.94	$17.24	$7.82	$13.82
Nasdaq Composite Total Return	XCMP	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72

Comparison of Cumulative Total Return Among Xeris, Nasdaq Composite Index and Nasdaq Biotechnology Index
$300.00
$200.00
$100.00
$—
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Xeris
Nasdaq Composite Total Return
Nasdaq Biotechnology (Total Return) Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K. This discussion and analysis compares 2023 results to 2022. For discussion and analysis that compares 2022 results to 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
As used herein, the "Company", "Xeris", "we" or "our" refers to Xeris Biopharma Holdings, Inc. ("Xeris Biopharma"). Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo.
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
Patents
We currently own 170 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 60 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 22, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the years ended December 31, 2023 and 2022, we reported net losses of $62.3 million and $94.7 million, respectively. We have not been profitable since inception, and, as of December 31, 2023, our accumulated deficit was $617.0 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

■	continue our marketing and selling efforts related to commercialization of Gvoke, Recorlev and Keveyis;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a higher interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for years ended December 31, 2023 and 2022 as well as factors that impact those items.
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
Income tax
We have incurred operating losses since inception and therefore do not have any taxable income. As of December 31, 2023, we had federal net operating loss carryforwards of $494.3 million and various state net operating loss carryforwards of $352.2 million, $6.9 million in federal income tax credits will begin to expire in 2038, and the $3.7 million of state economic development and research and development credits will begin to expire in 2024.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,		Variance
	2023	2022	$	%
Product revenue:
Gvoke	$67,045	$52,527	$14,518	27.6
Keveyis	56,772	49,307	7,465	15.1
Recorlev	29,547	7,429	22,118	297.7
Product revenue, net	153,364	109,263	44,101	40.4
Royalty, contract and other revenue	10,550	985	9,565	nm
Total revenue	163,914	110,248	53,666	48.7

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	28,645	22,634	6,011	26.6
Research and development	22,341	20,966	1,375	6.6
Selling, general and administrative	146,095	137,745	8,350	6.1
Amortization of intangible assets	10,843	10,843	—	—
Total cost and expenses	207,924	192,188	15,736	8.2
Loss from operations	(44,010)	(81,940)	37,930	(46.3)
Other income (expense):
Interest and other income	4,751	2,578	2,173	84.3
Loss on debt extinguishment	(2,837)	(1,223)	(1,614)	132.0
Interest expense	(26,609)	(14,102)	(12,507)	88.7
Change in fair value of warrants	1	1,760	(1,759)	nm
Change in fair value of contingent considerations	5,200	(3,157)	8,357	nm
Total other expense	(19,494)	(14,144)	(5,350)	37.8
Net loss before benefit from income taxes	(63,504)	(96,084)	32,580	(33.9)
Benefit from income taxes	1,249	1,424	(175)	(12.3)
Net loss	$(62,255)	$(94,660)	$32,405	(34.2)
nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $14.5 million or 27.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Gvoke prescriptions grew approximately 48.9% in 2023 compared to prior year. The growth in product demand was partially offset by a decrease in net pricing.
Keveyis net revenue increased by $7.5 million or 15.1% for the year ended December 31, 2023 compared to the year ended December 31, 2022. These increase was driven by higher patient demand coupled with an increase in net pricing.
Recorlev net revenue increased by $22.1 million or 297.7% for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven primarily by increases in the number of patients on therapy.
Royalty, contract and other revenue
Royalty and contract revenue in 2023 was primarily generated from various collaboration agreements, including one with Horizon Therapeutics plc (subsequently acquired by Amgen Inc.) for which $6.0 million was recognized in connection with the target produce profile milestone achieved.
Cost of goods sold
Cost of goods sold increased by $6.0 million or 26.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was mainly attributable to higher product sales, partially offset by the product mix and a one-time contract credit in the first quarter of 2023.
Research and development expenses

Research and development expenses increased by $1.4 million or 6.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by the expenses related to the Phase 2 study for XP-8121.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $8.4 million or 6.1% for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to higher personnel costs and rent expenses related to the new lease which commenced in April 2023.
Amortization of intangible assets
For the years ended December 31, 2023 and December 31, 2022, amortization of intangible assets were both $10.8 million.
Other income (expense)
For the year ended December 31, 2023, interest expense increased $12.5 million or 88.7% compared to the year ended December 31, 2022. The increase was primarily due to a higher principal amount and increased interest rates related to third party debt arrangements.
Other expense in the years ended December 31, 2023 and December 31, 2022 included losses of $2.8 million and $1.2 million, respectively, on extinguishment of debt related to the third party debt arrangements.
For the year ended December 31, 2023, change in fair value of contingent value rights was a gain of $5.2 million compared to a loss of $3.2 million for the year ended December 31, 2022. The gain in 2023 were primarily due to changes in revenue assumptions based on recent trends adjusted for management’s estimates of future sales.
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
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of the 2028 Convertible Notes. As of December 31, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $617.0 million at December 31, 2023. Based on our current operating plans and existing working capital at December 31, 2023, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Recorlev and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Recorlev and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

■	our degree of success in commercializing Gvoke, Recorlev and Keveyis;
■	the costs of commercialization activities, including product marketing, sales and distribution;
■	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
■	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;
■	the number and types of future products we develop and commercialize;
■	the emergence of competing technologies and products and other adverse market developments; and
■	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.
As we continue the marketing and selling of Gvoke, Recorlev and Keveyis, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in "Note 1 – Liquidity and capital resources" of Item 8 in this Form 10-K, there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Gvoke, Recorlev and Keveyis.
Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022

Net cash used in operating activities	$(47,023)	$(102,891)
Net cash (used in)/provided by investing activities	(6,004)	34,461
Net cash (used in)/provided by financing activities	(1,613)	127,473
Operating activities
Net cash used in operating activities was $47.0 million for the year ended December 31, 2023, compared to $102.9 million for the year ended December 31, 2022. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage, partially offset by changes to the fair value of contingent value rights. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Part II.
Investing activities
Net cash used in investing activities was $6.0 million for the year ended December 31, 2023, compared to net cash provided by investing activities of $34.5 million for the year ended December 31, 2022. Cash used in investing activities in 2023 was primarily due to the purchase of short-term investments. In 2022, we used the majority of investments that matured to fund operations instead of re-investing.
Financing activities
Net cash used in financing activities was $1.6 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $127.5 million for the year ended December 31, 2022. The cash provided by financing activities in 2022 was primarily due to the net proceeds of $30.0 million from the January 2022 private placement of our common stock with an affiliate of Armistice, proceeds net of debt issuance costs of $141.3 million from the Hayfin Loan Agreement, partially offset by the payoff of the outstanding principal under the Oxford Loan Agreement of $43.5 million in March 2022.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our management’s discussion and analysis of our financial condition and results of operations on our financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including, among others, those related to revenue recognition and contingent considerations. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
We sell product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. We enter into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to our products. We currently sell Gvoke, Recorlev and Keveyis in the United States only and Ogulo (the brand name in the European Union and United Kingdom for the Company's ready-to-use liquid glucagon product) in the United Kingdom.
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
    Product Returns
For some products, our customers generally have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. We use actual return data to estimate the provision for returns. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.5 million impact on revenue in the year ended December 31, 2023. We record estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
Contingent considerations
The fair value of the CVRs was calculated by using a discounted cash flow method for the Keveyis patent milestone and an option pricing method for the Recorlev and Keveyis sales milestones. In the case of Keveyis milestones, we applied a scenario-based method and weighted them based on the possible achievement of the milestone. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The key assumptions used include the discount rate and sales growth. A 1% change of the discount rate will change the CVR value by approximately $0.02 million or 0.1%. A 10% change of estimated net revenue will change the CVR value by approximately $1.7 million or 8%. The estimated value of the CVR consideration is based upon available information and certain assumptions which our management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration. This value is then remeasured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss.
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates," in Item 8 of this Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.
JOBS ACT ACCOUNTING ELECTION
We were an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). However, we became an accelerated filer and thus ceased to be an emerging growth company on December 31, 2023. As a result, we were required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we are no longer able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at December 31, 2023 would increase or decrease interest income by approximately $0.7 million on an annual basis.
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
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Xeris is responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.
Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year end. In making this assessment, management used the Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Xeris Biopharma Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Contingent Value Rights Liability
Description of the Matter
As described in Notes 2 and 13 to the consolidated financial statements, the Company recognized a liability for contingent value rights (“CVRs”) in connection with its acquisition of Strongbridge in 2021. The CVR liability was recorded at fair value on the acquisition date and is revalued at the end of each subsequent reporting period, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss in the period of change. At December 31, 2023, the fair value of the CVR liability was $20.5 million.
Auditing the Company’s accounting for the CVR liability was complex and required significant auditor judgment due to the complexity of the valuation methodology and the significant estimation uncertainty in determining the fair value of the CVR liability. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to the underlying revenue growth rate assumption. This significant assumption is forward-looking and could be affected by future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the CVR liability. For example, we tested controls over the valuation of the CVR liability, including management’s review of the significant assumption described above.
To test the fair value of the CVR liability, we performed audit procedures that included, among others, inspecting the terms of the CVR agreement, evaluating the valuation methodologies used with assistance of our valuation specialist, and testing the key contractual inputs and significant assumption discussed above. We evaluated the revenue growth assumption by comparing it to observable historical product level sales trends, and third-party analyses of the products. We also performed sensitivity analyses over the revenue growth assumption to evaluate the changes in the fair value that would result from changes in that assumption.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2023.
Grand Rapids, Michigan
March 6, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Xeris Biopharma Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xeris Biopharma Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended, and the related notes and our report dated March 6, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Xeris Biopharma Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Xeris Biopharma Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2017 to 2023.
Chicago, Illinois
March 8, 2023

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$67,449	$121,966
Short-term investments	5,002	—
Trade accounts receivable, net	39,197	30,830
Inventory	38,838	24,735
Prepaid expenses and other current assets	5,778	9,287
Total current assets	156,264	186,818
Property and equipment, net	5,971	5,516
Operating lease right-of-use assets	23,204	3,992
Goodwill	22,859	22,859
Intangible assets, net	109,764	120,607
Other assets	4,540	4,730
Total assets	$322,602	$344,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,565	$4,606
Current operating lease liabilities	3,495	1,580
Other accrued liabilities	23,510	36,786
Accrued trade discounts and rebates	22,149	16,818
Accrued returns reserve	14,198	11,173
Current portion of contingent value rights	19,109	—
Other current liabilities	1,167	2,658
Total current liabilities	95,193	73,621
Long-term debt, net of unamortized debt issuance costs	190,932	187,075
Non-current operating lease liabilities	34,764	9,402
Non-current contingent value rights	1,379	25,688
Deferred tax liabilities	2,268	3,518
Other liabilities	4,848	31
Total liabilities	329,384	299,335
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 138,130,715 and 136,273,090 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14	14
Additional paid in capital	610,254	599,966
Accumulated deficit	(617,025)	(554,770)
Accumulated other comprehensive loss	(25)	(23)
Total stockholders’ equity (deficit)	(6,782)	45,187
Total liabilities and stockholders’ equity (deficit)	$322,602	$344,522
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Product revenue, net	$153,364	$109,263	$49,280
Royalty, contract and other revenue	10,550	985	310
Total revenue	163,914	110,248	49,590
Costs and expenses:
Cost of goods sold	28,645	22,634	13,318
Research and development	22,341	20,966	25,160
Selling, general and administrative	146,095	137,745	125,718
Amortization of intangible assets	10,843	10,843	550
Total costs and expenses	207,924	192,188	164,746
Loss from operations	(44,010)	(81,940)	(115,156)
Other income (expense):
Interest and other income	4,751	2,578	313
Loss on debt extinguishment, net	(2,837)	(1,223)	—
Interest expense	(26,609)	(14,102)	(7,180)
Change in fair value of warrants	1	1,760	(702)
Change in fair value of contingent value rights	5,200	(3,157)	—
Total other expense	(19,494)	(14,144)	(7,569)
Net loss before benefit from income taxes	(63,504)	(96,084)	(122,725)
Benefit from income taxes	1,249	1,424	—
Net loss	$(62,255)	$(94,660)	$(122,725)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(2)	7	(38)
Foreign currency translation adjustments	—	1	1
Comprehensive loss	$(62,257)	$(94,652)	$(122,762)

Net loss per common share - basic and diluted	$(0.45)	$(0.70)	$(1.55)

Weighted average common shares outstanding - basic and diluted	137,674,857	135,628,721	79,027,062
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	59,611,202	$6	$371,134	$6	$(337,385)	$33,761
Net loss	—	—	—	—	(122,725)	(122,725)
Issuance of common stock upon equity offering	6,553,398	1	26,924	—	—	26,925
Issuance of common stock in connection with the Transactions	58,082,606	6	137,649	—	—	137,655
Issuance of equity awards to Strongbridge equity award holders in connection with the Transactions	—	—	7,964	—	—	7,964
Exercise of stock options	93,399	—	199	—	—	199
Vesting of restricted stock units (net of 141,644 shares withheld for tax)	316,772	—	(534)	—	—	(534)
Stock-based compensation	—	—	11,381	—	—	11,381
Issuance of common stock through employee stock purchase plan	215,939	—	642	—	—	642
Other comprehensive loss	—	—	—	(37)	—	(37)
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(94,660)	(94,660)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement			2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 231,324 shares withheld for tax)	477,771	—	(468)	—	—	(468)
Stock-based compensation	—	—	12,160	—	—	12,160
Issuance of common stock through employee stock purchase plan	671,867	—	828	—	—	828
Other comprehensive loss	—	—	—	8	—	8
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(62,255)	(62,255)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 815,177 shares withheld for tax)	1,265,805	—	(1,009)	—	—	(1,009)
Stock-based compensation	—	—	10,716	—	—	10,716
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(2)	—	(2)
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(62,255)	$(94,660)	$(122,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,487	1,399	1,329
Amortization of intangible assets	10,843	10,843	550
Amortization of premium/discount on investments	(1,263)	184	413
Amortization of debt discount and debt issuance costs	2,205	1,559	961
Amortization of operating right-of-use assets	830	426	—
Deferred income tax benefit	(1,249)	(1,424)	—
Stock-based compensation	10,716	12,160	11,381
Loss on extinguishment of debt	2,837	1,223	—
Loss on disposal of property and equipment	321	236	—
Gain on the remeasurement of lease liabilities	—	(1,084)	—
Change in fair value of warrants	(1)	(1,760)	702
Change in fair value of contingent value rights	(5,200)	3,157	—
Changes in operating assets and liabilities:
Trade accounts receivable	(8,367)	(13,374)	(6,237)
Prepaid expenses and other current assets	3,206	(3,887)	3,290
Inventory	(14,804)	(7,465)	(7,418)
Accounts payable	6,959	(4,318)	5,527
Other accrued liabilities	(5,855)	(11,384)	12,556
Accrued trade discounts and rebates	5,331	1,777	4,213
Accrued returns reserve	3,025	7,173	1,110
Supply agreement liabilities	(6,720)	(5,280)	—
Operating lease liabilities	7,538	(899)	—
Other	3,393	2,507	(1,187)
Net cash used in operating activities	(47,023)	(102,891)	(95,535)
Cash flows from investing activities:
Capital expenditures	(2,263)	(524)	(1,085)
Purchases of investments	(43,741)	—	(43,020)
Sales and maturities of investments	40,000	34,985	103,600
Cash acquired through acquisition of business	—	—	38,469
Net cash (used in) provided by investing activities	(6,004)	34,461	97,964
Cash flows from financing activities:
Proceeds from equity offerings	—	30,000	27,000
Payments of equity offering costs	—	—	(54)
Proceeds from issuance of debt	—	146,214	—
Repayment of debt	—	(43,496)	—
Payments of debt issuance costs	(1,185)	(4,876)	—
Payments for loss on extinguishment of debt	—	(737)	—
Proceeds from issuance of employee stock purchase plan shares	549	828	642
Proceeds from exercise of stock awards	32	8	193
Repurchase of common stock withheld for taxes	(1,009)	(468)	(534)
Net cash (used in) provided by financing activities	(1,613)	127,473	27,247
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	(54,640)	59,043	29,673
Cash, cash equivalents and restricted cash, beginning of year	126,314	67,271	37,598
Cash, cash equivalents and restricted cash, end of year	$71,674	$126,314	$67,271

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental schedule of cash flow information:
Cash paid for interest	$27,686	$10,859	$7,294
Supplemental schedule of non-cash activities:
Issuance of warrants related to loan agreement	$—	$2,080	$—
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$—	$(6,277)	$—
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$—	$14,013	$—
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	$(31,975)	$—	$—
Issuance of convertible note	$33,574	$—	$—
Stock issued in connection with the acquisition of Strongbridge	$—	$—	$137,655
Initial fair value of equity awards and PIPE warrants consideration at acquisition date	$—	$—	$8,871
Initial fair value of contingent consideration at acquisition date	$—	$—	$22,531

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2023	2022
Cash flows from operating activities:
Cash and cash equivalents	$67,449	$121,966
Restricted cash included in Other assets (1)	4,225	4,348
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$71,674	$126,314
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
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $617.0 million as of December 31, 2023. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financial statements. Based on the Company’s current operating plans, existing working capital at December 31, 2023, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Recorlev and Keveyis. Market volatility resulting from geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, rising interest rates, inflationary pressures, the tightening of lending standards, a potential shutdown of the U.S. government, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
Use of estimates

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The Company sells product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Gvoke, Recorlev and Keveyis in the United States only.
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
    Government Rebates
The Company participates in certain federal and state government rebate programs such as the Medicaid Drug Rebate Program, TRICARE Retail Refunds Program, and Medicare Part D Program. The Company accrues estimated rebates and discounts based on actual average rebate amounts and estimated percent of product that will be prescribed to qualified patients and records the rebates as a reduction of product revenue. Accrued government rebates are included in accrued trade discounts and rebates on the consolidated balance sheets.
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
    Product Returns
For some products, the Company's customers may have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. The Company uses actual return data to estimate the provision for returns. In a reporting period, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
products. While the Company believes that the returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.5 million impact on revenue in the year ended December 31, 2023. The Company records estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
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
Concentration of credit risk
For the years ended December 31, 2023, 2022 and 2021, four customers accounted for 97%, 96%, and 95% of the Company’s gross product revenue, respectively. At each of December 31, 2023 and December 31, 2022, the same four customers accounted for 99% of the trade accounts receivable, net.
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
Income taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
that have been included in the financial statements or tax returns. The Company determines the deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to uncertain tax positions, if any, within the provision for taxes in the statements of operations and comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, the Company did not accrue any interest or penalties on uncertain tax positions.
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
Impairment of long-lived assets
The Company periodically evaluates long-lived assets such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value.
The Company recognized no impairment charges for the years ended December 31, 2023, 2022 and 2021.
Goodwill
The Company tests goodwill for impairment on an annual basis or whenever events occur that may indicate possible impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the net assets is less than their carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. In connection with the annual impairment test conducted in the fourth quarter of 2023, 2022 and 2021, the Company performed a qualitative assessment in connection with the annual goodwill impairment evaluation and determined that it was more likely than not that the fair value of the net assets exceeded their carrying value.
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
No impairment expense was recorded for identified intangible assets during the year ended December 31, 2023, 2022 and 2021.
For further discussion of identified intangible assets, see "Note 8 – Intangible assets".
Debt issuance costs
Debt issuance costs incurred in connection with financing arrangements are amortized to interest expense over the life of the respective financing arrangement using the effective interest method. Debt issuance costs, net of related amortization, reduce the carrying value of the related debt.
Contingent considerations
The fair value of the Contingent Value Rights ("CVRs") is calculated by using a discounted cash flow method for the Keveyis patent milestone and an option pricing method for the Recorlev and Keveyis sales milestones. In the case of Keveyis milestones, the Company applies a scenario-based method and weights them based on the possible achievement of the milestone. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The key assumptions used include the discount rate and sales growth. The estimated value of the CVR consideration is based upon available information and certain assumptions which the Company's management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration. This value is then remeasured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss.
Lease Accounting
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company excludes variable payments from lease ROU assets and lease liabilities to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. The Company’s operating leases expire at various times in 2031 and 2037, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Pending accounting standards
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures. This standard requires an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company is evaluating the timing and effects of adoption of this ASU on the Company’s segment disclosures.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Note 3. Disaggregated revenue
Disaggregated revenue by product (in thousands):

	Years Ended December 31,
	2023	2022	2021
Product revenue:
Gvoke	$67,045	$52,527	$38,917
Keveyis	56,772	49,307	10,363
Recorlev	29,547	7,429	—
Product revenue, net	153,364	109,263	49,280
Royalty, contract and other revenue	10,550	985	310
Total revenue	$163,914	$110,248	$49,590
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of December 31, 2023, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of December 31, 2023 had an average remaining maturity of 0.1 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the consolidated statements of operations and comprehensive loss. Refer to "Note 13 - Fair Value Measurements," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s short-term investments by major security type as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Investments:
U.S. government securities	$5,004	$—	$(2)	$5,002
Total available-for-sale investments	$5,004	$—	$(2)	$5,002
There were no short-term investments as of December 31, 2022.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the years ended December 31, 2023, 2022 and 2021.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$17,404	$7,410
Work in process	10,959	11,367
Finished goods	10,475	5,958
Inventory	$38,838	$24,735
Inventory reserves were $2.4 million and $1.3 million at December 31, 2023 and December 31, 2022, respectively.
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022

Lab equipment	$4,153	$3,841
Furniture and fixtures	539	1,355
Computer equipment	860	474
Office equipment	97	8
Software	374	307
Leasehold improvements	5,984	5,065
Total property and equipment	12,007	11,050
Less: accumulated depreciation and amortization	(6,036)	(5,534)
Property and equipment, net	$5,971	$5,516
Depreciation and amortization expense relating to property and equipment was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7. Goodwill
Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments.
As of December 31, 2023, the Company assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair value of the one reporting unit was less than the carrying value as of the testing date. As a result of the assessment, no goodwill impairment charge was recorded during the fiscal year ended December 31, 2023, 2022 and 2021.
Note 8. Intangible assets
Identified intangible assets consist of the following (in thousands):

	Life (Years)	December 31, 2023			December 31, 2022
		Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(4,950)	$6,050	$11,000	$(2,750)	$8,250
Definite-lived intangible asset - Recorlev	14	121,000	(17,286)	103,714	121,000	(8,643)	112,357
Total intangible assets		$132,000	$(22,236)	$109,764	$132,000	$(11,393)	$120,607
As of December 31, 2023, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements

2024	$10,843
2025	10,843
2026	10,293
2027	8,643
2028	8,643
Thereafter	60,499
Total	$109,764
Note 9. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued employee costs	$16,956	$13,400
Supply agreement - current portion	—	6,720
Accrued supply chain costs	523	562
Accrued marketing costs	598	2,593
Accrued research and development costs	960	1,411
Accrued restructuring charges	—	2,799
Accrued interest expense	1,374	4,656
Accrued other costs	3,099	4,645
Other accrued liabilities	$23,510	$36,786
Note 10. Restructuring costs
After the completion of the acquisition of Strongbridge on October 5, 2021, the Company undertook a restructuring plan to streamline the organization and realize operating expense synergies. The Company incurred total restructuring costs of approximately $11.1 million, which primarily related to employee termination costs. These costs were fully recognized and recorded by 2022 in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. The plan was fully paid out in the fourth quarter of 2023.
The following table summarizes the restructuring reserve in connection with the Strongbridge acquisition and the payments made during the years ended December 31, 2023, 2022 and 2021 (in thousands):

Restructuring Costs
Restructuring costs	$9,657
Payments	(2,944)
Balance accrued at December 31, 2021	$6,713
Restructuring costs	1,488
Payments	(5,402)
Balance accrued at December 31, 2022	$2,799
Payments	(2,799)
Balance accrued at December 31, 2023	$—
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of December 31, 2023, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
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
The fair value of the Convertible Notes is determined from using current interest rates based on credit ratings and the remaining term of maturity. As of December 31, 2023, the fair value of the Convertible Notes was approximately $55.1 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company’s stock price, time to maturity, the risk-free rate and the Company’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 13 - Fair value measurement."

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Loan Agreement
In September 2019, Xeris Pharma entered into an Amended and Restated Loan and Security Agreement (the "Oxford Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent and a lender, and Silicon Valley Bank, as a lender ("SVB," and together with Oxford, the "Prior Lenders"). The Oxford Loan Agreement provided for the Prior Lenders to extend up to $85.0 million in term loans to Xeris Pharma in three tranches, of which $60.0 million was drawn down in September 2019.
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
The components of debt are as follows (in thousands):

	December 31, 2023	December 31, 2022

Convertible Notes	$49,306	$47,175
Loan facility	145,569	144,487
Less: unamortized debt issuance costs	(3,943)	(4,587)
Long-term debt, net of unamortized debt issuance costs	$190,932	$187,075

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table sets forth the Company’s future minimum principal payments on the Convertible Note and the loan facility (in thousands):

2024	$—
2025	15,200
2026	—
2027	150,000
2028	33,574
Thereafter	—
$198,774
For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense of $26.6 million, $14.1 million and $7.2 million, respectively, of which $2.2 million, $1.6 million and $1.0 million, respectively, related to the amortization of debt discount and issuance costs, respectively. Losses of $2.8 million and $1.2 million on extinguishment of debts related to the third party debt arrangements were recorded in other expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 12. Warrants
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
Associated with the Hayfin Loan Agreement disclosed in "Note 11 - Long-term debt," the Lenders also received warrants to purchase 1,315,789 shares of the common stock of the Company at a price of $2.28 per share. The warrants are (i) exercisable until March 8, 2029; (ii) freely transferable and detachable from the Loans; and (iii) subject to customary warrant holder rights and protections, including structural-based anti-dilution protection and adjustments for stock dividends, splits, combinations, reclassifications and the like.
As of December 31, 2023, the following warrants were outstanding:

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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022 (in thousands):

	Total as of December 31, 2023	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$67,449	$67,449	$—	$—

Investments:
U.S. government securities	$5,002	$5,002	$—	$—

Other assets:
Restricted cash	$4,225	$4,225	$—	$—

Liabilities
Current portion of contingent value rights	$19,109	$—	$—	$19,109
Non-current contingent value rights	$1,379	$—	$—	$1,379
Warrant liabilities	$8	$—	$—	$8

	Total as of December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$121,966	$121,966	$—	$—

Other assets:
Restricted cash	$4,348	$4,348	$—	$—

Liabilities
Non-current contingent value rights	$25,688	$—	$—	$25,688
Warrant liabilities	$9	$—	$—	$9
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
There are approximately 74.1 million CVRs. Up to 8.3 million CVRs may be issued to holders of Strongbridge rollover options and assumed warrants upon the exercise thereof. CVRs are settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election.
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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at the acquisition of Strongbridge	$22,531
Change in fair value of CVRs	—
Balance at December 31, 2021	$22,531
Change in fair value of CVRs	3,157
Balance at December 31, 2022	$25,688
Change in fair value of CVRs	(5,200)
Balance at December 31, 2023	$20,488

Balance at Current portion of contingent value rights	$19,109
Balance at Non-current contingent value rights	1,379
Balance at December 31, 2023	$20,488
Note 14. Stockholders' equity
The Company’s 375.0 million authorized shares of stock are divided into 350.0 million shares of common stock, par value $0.0001 per share, and 25.0 million shares of undesignated preferred stock, par value $0.0001 per share. At December 31, 2023, none of the 25.0 million shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue the preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2023, there were 3,240,766 shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of December 31, 2023, there were 76 shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of December 31, 2023, there were 365,949 shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of December 31, 2023, there were 1,908,897 shares reserved for future grants under the Assumed Plans.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the years ended December 31, 2023 and December 31, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2021	11,362,336	$5.86	5.62
Granted	175,000	$2.10
Exercised	(11,228)	$0.69
Forfeited	(87,680)	$5.25
Expired	(1,738,267)	$8.31
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Granted	—	—
Exercised	(14,036)	2.33
Forfeited	(13,334)	5.54
Expired	(473,047)	8.38
Outstanding - December 31, 2023	9,199,744	$5.22	3.84
Vested and expected to vest at December 31, 2023	9,199,744	$5.22	3.84
Exercisable - December 31, 2023	9,002,580	$5.23	3.77
At December 31, 2023, there was a total of $0.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years.
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
A summary of outstanding RSU awards and the activity for the years ended December 31, 2023 and December 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2021	2,005,041	$5.15
Granted	4,477,850	$2.71
Vested	(708,970)	$5.46
Forfeited	(518,261)	$2.90
Unvested balance - December 31, 2022	5,255,560	$3.25
Granted	8,955,400	1.39
Vested	(2,080,982)	3.59
Forfeited	(550,430)	1.64
Unvested balance - December 31, 2023	11,579,548	$1.83
As of December 31, 2023, there was $12.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of goods sold	$—	$—	$106
Research and development	1,413	1,593	1,696
Selling, general and administrative	9,303	10,567	9,579
Total stock-based compensation expense	$10,716	$12,160	$11,381
Note 16. Other employee benefit plans
Defined Contribution Plan
The Company sponsors an employee retirement plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees in the United States. Employees become eligible to contribute to the plan upon meeting certain age requirements and 30 days of service. Commencing in 2019, the Company began discretionary matching employee contributions up to certain limits. For the years ended December 31, 2023, 2022 and 2021, the Company made $2.4 million, $1.7 million and $0.7 million of matching contributions to the plan, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 17. Leases
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
All of the Company's leases are classified as operating leases, which are included as operating lease right-of-use assets and current and non-current operating lease liabilities in the consolidated balance sheets. The Company’s operating lease costs are included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 11.6 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,648	$2,159
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$20,043	$—
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The components of lease expense were as follows (in thousand):

	Years Ended December 31,
Lease cost	2023	2022
Operating lease expense	$4,474	$1,799
Variable lease cost	1,208	1,091
Sublease income	(216)	(212)
Total lease cost	$5,466	$2,678
Rental expense for operating leases was approximately $2.4 million for the year ended December 31, 2021.
As of December 31, 2023, maturities of lease liabilities are summarized as follows (in thousands):

2024	3,495
2025	6,080
2026	6,232
2027	6,389
2028	6,549
Thereafter	45,441
Total lease payments	74,186
Less: Effect of discounting to net present value	(35,927)
Present value of lease liabilities	$38,259

Operating lease liabilities, current	3,495
Operating lease liabilities, non-current	34,764
Total operating lease liabilities	$38,259
Note 18. Commitments and contingencies
Commitments
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
Leases
As of December 31, 2023, the Company had unused letters of credit of $4.2 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.2 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2023, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
redeem and discharge the 2025 Convertible Notes in full, the loans outstanding under the Hayfin Loan Agreement will mature on January 15, 2025.
Note 19. Net loss per common share
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of December 31,
	2023	2022
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,416,667
Vested and unvested stock options	9,199,744	9,700,161
Restricted stock units	11,579,548	5,255,560
Warrants	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation [1]	45,080,778	38,734,658
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.
Note 20. Income taxes
Total income (loss) before income taxes by source of income was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Foreign	$3,757	$(18,999)	$(7,985)
United States	(67,261)	(77,085)	(114,740)
Total loss before income taxes	$(63,504)	$(96,084)	$(122,725)
Total income tax benefit by source was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Foreign	$387	$(1,595)	$(9,716)
United States	(15,855)	(20,991)	(19,926)
Change in Valuation Allowance	14,219	21,162	29,642
Total income tax benefit	$(1,249)	$(1,424)	$—

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal tax benefit at statutory rate	$(13,336)	$(20,178)	$(25,772)
State tax benefit, net of federal benefit	(4,201)	(4,325)	(4,422)
Research and development and orphan drug credits	—	(320)	(350)
Uncertain tax positions	(28)	94	(302)
Subpart F Income	3,092	—	—
Permanent adjustments to expenses	142	726	1,779
Stock-based compensation	142	414	901
Return to provision adjustment	(1,080)	(1,103)	(2,450)
Statutory tax rate differential	(330)	1,600	663
Changes in valuation allowance	14,219	21,162	29,642
Other	131	506	311
Total income tax benefit	$(1,249)	$(1,424)	$—
The benefit for income taxes for 2023 was attributable to the amortization of the deferred tax liability set up with the Acquisition.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. For the years ended December 31, 2023, 2022 and 2021, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022 [2]
Deferred tax assets:
Net operating losses	$119,346	$111,631
Federal research and orphan drug credits	9,116	8,836
Stock-based compensation	7,752	5,714
Section 163(j) interest	19,800	14,903
Capitalized R&D	6,293	1,493
Operating lease liabilities	10,472	—
Other temporary differences	18,679	16,581
Valuation allowance	(173,262)	(159,043)
Total assets	18,196	115
Deferred tax liabilities:
Fixed and intangible assets	(13,740)	(11)
Operating lease right-of-use assets	(6,352)	—
Other deferred tax liabilities	(373)	(3,622)
Total liabilities	(20,465)	(3,633)
Net deferred tax liabilities	$(2,269)	$(3,518)
2 Certain reclasses have been made to the 2022 balances in this table to conform to the 2023 presentations.
As of December 31, 2023, the Company had federal net operating loss carryforwards of $494.3 million and various state net operating loss carryforwards of $352.2 million. As of December 31, 2022, the Company had federal net operating loss carryforwards of $501.4 million and various state net operating loss carryforwards of $345.3 million. Net operating loss carryforwards for the United States federal income tax purposes that were generated prior to January 1, 2018 have a twenty-year carryforward life and will expire in 2037. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income. The United States state net operating loss carryforwards will start to expire in 2029 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryforwards.
At December 31, 2023, the Company had $6.9 million and $3.7 million of federal and state income tax credits, respectively, to reduce future tax liabilities. At December 31, 2022, the Company had $6.7 million and $3.1 million of federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consist primarily of orphan drug credits and research and development credits. The United States state income tax credits consist primarily of California and Illinois research and development credits, as well as Illinois Economic Development for a Growing Economy Tax Credit. Both the United States federal orphan drug credits and research and development credits have a twenty-year carryforward life. The United States federal orphan drug credits and research and development credits will both begin to expire in 2038.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Valuation allowance at December 31, 2020	$(92,493)
Increase for 2021 activity	(45,388)
Valuation allowance at December 31, 2021	(137,881)
Increase for 2022 activity	(21,162)
Valuation allowance at December 31, 2022	(159,043)
Increase for 2023 activity	(14,219)
Valuation allowance at December 31, 2023	$(173,262)
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2023, 2022 and 2021, excluding interest and penalties, consisted of the following (in thousands):

	December 31,
	2023	2022	2021
Beginning balance - uncertain tax positions	$722	$627	$929
Increases related to tax positions taken during the current year	—	92	17
Increases/(decreases) related to tax positions taken during the prior year	(28)	3	(319)
Ending balance - uncertain tax positions	$694	$722	$627
For the year ended December 31, 2023, the decrease in current year uncertain tax positions was attributable primarily to the United States federal orphan drug credits and research and development credits and the decrease related to tax positions taken during the prior year was a result of return to provision adjustments. In the Company’s balance sheet, uncertain tax positions of $0.7 million were offset against deferred tax assets. Tax years prior to 2019 generally are not subject to examination by the Internal Revenue Service or state or local taxing authorities.
The Company policy is to include interest and penalties related to uncertain tax penalties, if any, within the provision for taxes in the statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company incurred no interest and penalties related to income taxes.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
21. Subsequent events
Loan facility
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "New Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement provided for the New Lenders to extend $200.0 million in term loans to the Company on the closing date and up to an additional $15.2 million in additional term loans, which additional term loans are available only to redeem the Company's existing 2025 Convertible Notes (collectively, the "2029 Loans"). The proceeds from the initial term loans will be used for general corporate purposes. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Hayfin Loan Agreement was continued under the Amended and Restated Credit Agreement.
The 2029 Loans incur interest at a floating per annum rate in an amount equal to 6.95% (the “Margin”) plus the greater of the forward-looking term rate based on SOFR for a three-month tenor and 2.00%. Upon the occurrence and during the continuance of certain events of default, the Margin will be increased by three percent (3.00%) per annum, and all interest shall be payable monthly.
The 2029 Loans will mature on March 5, 2029; provided, however, that the 2029 Loans will mature on (A) January 15, 2025 if the 2025 Convertible Notes are outstanding as of such date or (B) January 15, 2028 if the 2028 Convertible Notes are outstanding as of such date and, in both cases, either (i) the maturity date of the applicable notes has not been extended to a date not earlier than September 5, 2029 and (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or the 2028 Convertible, as applicable, in full.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is Ernst & Young LLP, Grant Rapids, Michigan, PCAOB Auditor ID: 42. KPMG LLP, Chicago, Illinois, PCAOB Auditor ID: 185, served as our independent public accounting firm through May 13, 2023.
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.

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

4.7
Second Supplemental Indenture, by and among the Registrant, Xeris Pharmaceuticals, Inc. and U.S. Bank National Association, dated October 5, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

4.8
Form of Exchange Agreement between the Company, the Guarantor and certain holders of the Existing Notes (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on September 27, 2023)

4.9
Indenture, dated as of September 29, 2023, between the Company, the Guarantor and the Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on September 29, 2023)

4.10
Form of 8.00% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on September 29, 2023)

4.11
Form of Warrant by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3, 2022)

4.12
Form of Registration Rights Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on January 3, 2022)

4.13
Form of Warrant to purchase common stock by and between the Registrant and Hayfin Services LLP (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

4.14^
Form of Lender Warrant issued December 28, 2016 in connection with Horizon and Oxford Loan Agreement (incorporated by reference to Exhibit 4.11 of Xeris BioPharma Inc.'s Annual Report on Form 10-K (File 001-40880) filed with the Securities and Exchange Commission on March 8, 2023)

4.15^
Form of Warrant to CR Group Lenders, dated July 14, 2017(incorporated by reference to Exhibit 4.12 of Xeris BioPharma Inc.'s Annual Report on Form 10-K (File 001-40880) filed with the Securities and Exchange Commission on March 8, 2023)

4.16^
Form of Warrant to CR Group Lenders, dated January 16, 2018 (incorporated by reference to Exhibit 4.13 of Xeris BioPharma Inc.'s Annual Report on Form 10-K (File 001-40880) filed with the Securities and Exchange Commission on March 8, 2023)

4.17^
Form of Warrant to Avenue Venture Opportunities Fund (incorporated by reference to Exhibit 4.14 of Xeris BioPharma Inc.'s Annual Report on Form 10-K (File 001-40880) filed with the Securities and Exchange Commission on March 8, 2023)

10.1#
2011 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.2#
2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 11, 2018)

10.3#
Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.4#
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.5#
Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.6#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Paul Edick, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.7#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and John Shannon, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.8#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Steven Pieper, dated as of October 5, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.9#
Amended and Restated Employment Agreement by and among the Registrant, Xeris Pharmaceuticals, Inc. and Beth Hecht dated as of October 5, 2021 (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

10.10†
API Supply Agreement, dated as of January 1, 2018, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.12 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.11†
First Amendment to API Supply Agreement, dated as of February 26, 2021, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 13, 2021)

10.12†
Second Amendment to API Supply Agreement, dated as of May 2, 2022, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on August 10, 2022)

10.13†
Quality Assurance Agreement, dated as of November 20, 2015, by and between Bachem AG and Xeris Pharmaceuticals, Inc., as amended by (i) Amendment 1 to the Quality Assurance Agreement, dated as of October 31, 2016, by and between Bachem AG and Xeris Pharmaceuticals, Inc. and (ii) Amendment 2 to the Quality Assurance Agreement, dated as of January 26, 2017, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.14†
Commercial Supply Agreement, dated as of May 14, 2018, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 14, 2018)

10.15†
Amendment No. 2 to the Commercial Supply Agreement, dated as of May 13, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.16†
Amendment No. 3 to Commercial Supply Agreement dated August 31, 2022 between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

10.17†
Amendment No. 4 to Commercial Supply Agreement, dated as of January 26, 2023 between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.18†
Joint Development Agreement, dated as of January 29, 2016, by and between Xeris Pharmaceuticals, Inc. and Scandinavian Health Limited (incorporated by reference to Exhibit 10.15 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.19
Loan and Security Agreement, dated as of February 28, 2018, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.20†
Quality Agreement, dated as of November 16, 2016, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed with the Securities and Exchange Commission on May 24, 2018)

10.21†
Amendment No. 1 to the Quality Agreement, dated as of May 11, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.22#
2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed with the Securities and Exchange Commission on June 11, 2018)

10.23†
Product Supply Agreement by and between SHL Pharma, LLC and Xeris Pharmaceuticals, Inc., dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on November 8, 2018)

10.24#
Inducement Equity Plan (incorporated by reference to Exhibit 99.1 of Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-229587) filed with the Securities and Exchange Commission on February 8, 2019)

10.25
First Amendment to Office Lease Agreement, dated as of November 20, 2018, by and between 180 N. LaSalle Property Owner LLC and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-229600) filed with the Securities and Exchange Commission on February 11, 2019)

10.26
Amended and Restated Loan and Security Agreement, dated as of September 10, 2019, by and between Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on September 10, 2019)

10.27
Second Amendment to Loan and Security Agreement, dated as of May 15, 2019, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 6, 2019)

10.28#
Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on April 10, 2020)

10.29†
Amendment No. 3 to the Quality Assurance Agreement, dated as of February 26, 2020, by and between Xeris Pharmaceuticals, Inc. and Bachem AG (incorporated by reference to Exhibit 10.3 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 7, 2020)

10.30†
Amendment No. 4 to the Quality Assurance Agreement, dated as of May 5, 2021, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.31†
Amendment 5 to the Quality Assurance Agreement, dated as of May 22, 2023, between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-40880) filed with the Securities and Exchange Commission on August 8, 2023)

10.32
Amendment No 3., Waiver and Consent to Credit and Guaranty Agreement, dated as of April 21, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on August 8, 2023)

10.33
First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 21, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on May 7, 2020)

10.34†
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 10, 2020)

10.35†
First Amendment to the Product Supply Agreement, dated as of June 24, 2020, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated by reference to Exhibit 10.2 of Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 10, 2020)

10.36†
Amended and Restated Product Supply Agreement, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.37†
Statement of Work #1 – Device, effective as of January 30, 2023, between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.38†
Statement of Work #2 – Product, effective as of January 30, 2023, between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.39*†	First Amendment to the Statement of Work No. 2 - Product, dated as of October 17, 2023, between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC

10.40
Omnibus Assignment and Assumption Agreement and Amendment No. 1 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, among Xeris Pharmaceuticals, Inc., Strongbridge Dublin Limited and Taro Pharmaceuticals North America, Inc ((incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.41
Omnibus Amendment No. 2 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, between Xeris Pharmaceuticals, Inc. and Taro Pharmaceuticals North America, Inc (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.42†
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 5, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of Xeris Pharmaceuticals, Inc.’ s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on November 9, 2020)

10.43†
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 23, 2020, by and among Oxford Finance LLC, Silicon Valley Bank and the Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.34 to Xeris Pharmaceuticals, Inc.’ s Annual Report on Form 10-K (File No. 001-38536) filed with the Securities and Exchange Commission on March 9, 2021)

10.44
Consent Under Amended and Restated Loan and Security Agreement, dated as of May 24, 2021, by and among Xeris Pharmaceuticals, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on May 24, 2021)

10.45
Fifth Amendment to Amended and Restated Loan and Security Agreement, dated May 3,2021, by and among Xeris Pharmaceuticals, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed with the Securities and Exchange Commission on August 5, 2021)

10.46
Joinder and Sixth Amendment to Amended and Restated Loan and Security Agreement, dated October 5, 2021, by and among the Registrant, Xeris Pharmaceuticals, Inc., Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed with the Securities and Exchange Commission on October 5, 2021)

10.47
Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on November 16, 2020)

10.48
Amended and Restated Quality Agreement, dated as of November 16, 2020, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.36 to Xeris Pharmaceuticals, Inc.’ s Annual Report on Form 10-K (File No. 001-38536) filed with the Securities and Exchange Commission on March 9, 2021)

10.49#
Separation Agreement, dated as of July 28, 2021, by and between Xeris Pharmaceuticals, Inc. and Barry Deutsch (incorporated by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed with the Securities and Exchange Commission on July 29, 2021)

10.50†
Asset Purchase Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.3 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed with the Securities and Exchange Commission on January 12, 2017)

10.51†
Supply Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.4 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed with the Securities and Exchange Commission on January 12, 2017)

10.52
Investors’ Rights Agreement, dated as of February 10, 2015, by and among Cortendo AB and the Investors listed therein (incorporated by reference to Exhibit 10.11 to Strongbridge Biopharma plc’s Form F-1 (File No. 333-206654) filed with the Securities and Exchange Commission on August 28, 2015)

10.53#
Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.54#
Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.14 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.55#
Strongbridge Biopharma plc 2017 Inducement Plan (incorporated by reference to Exhibit 10.15 of Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed with the Securities and Exchange Commission on February 27, 2019)

10.56
Credit Agreement and Guaranty dated as of March 8, 2022, by and among the Registrant, Xeris Pharmaceuticals, Inc., Strongbridge Biopharma Limited, Strongbridge Dublin Limited, Cortendo AB, the lenders from time to time parties thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 11, 2022)

10.57
Form of Securities Purchase Agreement between the Registrant and Armistice Capital Master Fund Ltd. dated as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-04880) filed with Securities and Exchange Commission on January 3, 2022)

10.58
Amended and Restated Lease dated September 29, 2022 between Xeris Pharmaceuticals, Inc. and Fulton Ogden Venture, LLC (incorporated by reference to Exhibit 10.1 of Xeris BioPharma Inc.'s Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

10.59
Amendment No. 1 to Credit Agreement and Guaranty dated September 29, 2022 among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2022)

10.60
Amendment No 2. to Credit Agreement and Guaranty, dated as of January 19, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on May 9, 2023)

10.61
Amendment No 3., Waiver and Consent to Credit and Guaranty Agreement, dated as of April 21, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on August 8, 2023)

10.62
Consent to Credit and Guaranty Agreement, dated as of September 26, 2023, among Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed with the Securities and Exchange Commission on November 9, 2023)

10.63#
Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-04880) filed with Securities and Exchange Commission on March 29, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#*	Xeris Biopharma Holdings, Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
Date	March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 6, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Paul R. Edick	Chief Executive Officer and Chairman (Principal Executive Officer)
Paul R. Edick

/s/ Steven M. Pieper	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)
Steven M. Pieper

/s/ B.J. Bormann	Director
B.J. Bormann

/s/ Ricki Fairley	Director
Ricki Fairley

/s/ Dawn Halkuff	Director
Dawn Halkuff

/s/ John H. Johnson	Director
John H. Johnson

/s/ Garheng Kong	Director
Garheng Kong

/s/ Marla Persky	Director
Marla Persky

/s/ John Schmid	Director
John Schmid

/s/ Jeffrey Sherman	Director
Jeffrey Sherman