Form 10-Q
period 2024-03-31
Xeris Biopharma Holdings, Inc.
filed 2024-05-09
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of April 30, 2024, 148,255,663 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$62,690	$67,449
Short-term investments	24,662	5,002
Trade accounts receivable, net	37,414	39,197
Inventory	40,878	38,838
Prepaid expenses and other current assets	7,636	5,778
Total current assets	173,280	156,264
Property and equipment, net	5,783	5,971
Operating lease right-of-use assets	23,027	23,204
Goodwill	22,859	22,859
Intangible assets, net	107,053	109,764
Other assets	4,614	4,540
Total assets	$336,616	$322,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,094	$11,565
Current operating lease liabilities	4,624	3,495
Other accrued liabilities	22,391	23,510
Accrued trade discounts and rebates	22,560	22,149
Accrued returns reserve	14,593	14,198
Current portion of contingent value rights	1,021	19,109
Other current liabilities	801	1,167
Total current liabilities	73,084	95,193
Long-term debt, net of unamortized debt issuance costs	229,674	190,932
Non-current operating lease liabilities	34,397	34,764
Non-current contingent value rights	—	1,379
Deferred tax liabilities	2,575	2,268
Other liabilities	6,064	4,848
Total liabilities	345,794	329,384
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 148,224,403 and 138,130,715 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	15	14
Additional paid in capital	626,848	610,254
Accumulated deficit	(636,005)	(617,025)
Accumulated other comprehensive loss	(36)	(25)
Total stockholders’ equity (deficit)	(9,178)	(6,782)
Total liabilities and stockholders’ equity (deficit)	$336,616	$322,602
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenue, net	$40,263	$32,265
Royalty, contract and other revenue	375	931
Total revenue	40,638	33,196
Costs and expenses:
Cost of goods sold	5,971	5,319
Research and development	7,821	4,838
Selling, general and administrative	38,380	33,605
Amortization of intangible assets	2,711	2,711
Total costs and expenses	54,883	46,473
Loss from operations	(14,245)	(13,277)
Other income (expense):
Interest and other income	1,923	1,300
Debt refinancing costs	(2,690)	—
Interest expense	(7,032)	(6,216)
Change in fair value of warrants	4	—
Change in fair value of contingent value rights	3,367	1,359
Total other expense	(4,428)	(3,557)
Net loss before benefit from income taxes	(18,673)	(16,834)
Income tax (expense) benefit	(307)	—
Net loss	$(18,980)	$(16,834)

Other comprehensive loss, net of tax:
Unrealized losses on investments	(10)	(6)
Foreign currency translation adjustments	(1)	—
Comprehensive loss	$(18,991)	$(16,840)

Net loss per common share - basic and diluted	$(0.14)	$(0.12)

Weighted average common shares outstanding - basic and diluted	140,513,907	137,142,565
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,980)	$(16,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	326	364
Amortization of intangible assets	2,711	2,711
Amortization of premium/discount on investments	(184)	(382)
Amortization of debt discount and debt issuance costs	573	548
Amortization of operating right-of-use assets	177	106
Deferred income tax expense (benefit)	307	—
Stock-based compensation	3,767	2,564
Change in fair value of contingent value rights	(3,367)	(1,359)
Changes in operating assets and liabilities:
Trade accounts receivable	1,783	(30)
Prepaid expenses and other current assets	(1,858)	(1,225)
Inventory	(2,332)	(3,817)
Accounts payable	(4,471)	6,935
Other accrued liabilities	(1,123)	(13,931)
Accrued trade discounts and rebates	411	56
Accrued returns reserve	395	2,081
Supply agreement liabilities	—	(3,838)
Operating lease liabilities	762	(188)
Other	800	99
Net cash used in operating activities	(20,303)	(26,140)
Cash flows from investing activities:
Capital expenditures	(164)	(238)
Purchases of investments	(24,486)	(43,741)
Sales and maturities of investments	5,000	—
Net cash used in investing activities	(19,650)	(43,979)
Cash flows from financing activities:
Proceeds from debt refinancing	50,000	—
Payment of debt discount	(11,831)	—
Proceeds from exercise of stock awards	459	—
Repurchase of common stock withheld for taxes	(3,434)	(863)
Net cash provided by (used in) financing activities	35,194	(863)
Decrease in cash, cash equivalents and restricted cash	(4,759)	(70,982)
Cash, cash equivalents and restricted cash, beginning of year	71,674	126,314
Cash, cash equivalents and restricted cash, end of year	$66,915	$55,332

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid for interest	$1,501	$9,826
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of CVR liability	$15,803	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2024	2023
Cash flows from operating activities:
Cash and cash equivalents	$62,690	$50,984
Restricted cash included in Other assets (1)	4,225	4,348
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$66,915	$55,332
(1) These restricted cash items are primarily security deposit in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia; Recorlev, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in adult patients with Cushing’s syndrome approved by the Food and Drug Administration ("FDA") in December 2021; and Keveyis, the first therapy approved in the United States to treat hyperkalemic, hypokalemic, and related variants of Primary Periodic Paralysis ("PPP"). The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation science, XeriSol and XeriJect.
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
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of available products and any future products, if and when approved, successful development of product candidates, the development of new technological innovations by competitors, and protection of intellectual property.
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $636.0 million as of March 31, 2024. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company’s current operating plans and existing working capital at March 31, 2024, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2024.
Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentration of credit risk
For the three months ended March 31, 2024 and March 31, 2023, four customers accounted for 96% and 96% of the Company’s gross product revenue, respectively. At March 31, 2024 and December 31, 2023, the same four customers accounted for 98% and 99% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Adopted accounting standard
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718). This standard amends various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The standard does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted this standard with no impact on the Company's financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity’s own equity. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. This standard enhances the consistency of earnings-per-share ("EPS") calculations by requiring that

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows since the Company did not separately present in equity an embedded conversion feature in such debt but accounted for the convertible debt instrument wholly as debt.
Pending accounting standards
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This standard amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this standard are not intended to result in significant accounting changes for most entities. The standard is effective January 1, 2025 and is not expected to have a material impact on the Company's financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures. This standard requires an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company is evaluating the timing and effects of the adoption of this standard on the Company's segment disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This Standard modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for the application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or other reference rates that are expected to be discontinued because of reference rate reform. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.
Note 3. Disaggregated revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended March 31,
	2024	2023
Product revenue:
Gvoke	$16,579	$15,033
Keveyis	13,085	12,755
Recorlev	10,599	4,477
Product revenue, net	40,263	32,265
Royalty, contract and other revenue	375	931
Total revenue	$40,638	$33,196

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of March 31, 2024, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of March 31, 2024 had an average remaining maturity of 0.3 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 11 - Fair value measurements," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company’s short-term investments by major security type (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$24,674	$—	$(12)	$24,662
Total available-for-sale investments	$24,674	$—	$(12)	$24,662

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$5,004	$—	$(2)	$5,002
Total available-for-sale investments	$5,004	$—	$(2)	$5,002
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three months ended March 31, 2024 and 2023.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$20,603	$17,404
Work in process	7,809	10,959
Finished goods	12,466	10,475
Inventory	$40,878	$38,838
Inventory reserves were $2.4 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Lab equipment	$4,275	$4,153
Furniture and fixtures	539	539
Computer equipment	876	860
Office equipment	97	97
Software	374	374
Leasehold improvements	5,984	5,984
Total property and equipment	12,145	12,007
Less: accumulated depreciation and amortization	(6,362)	(6,036)
Property and equipment, net	$5,783	$5,971
Depreciation and amortization expense relating to property and equipment was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

		March 31, 2024			December 31, 2023
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(5,500)	$5,500	$11,000	$(4,950)	$6,050
Definite-lived intangible asset - Recorlev	14	121,000	(19,447)	101,553	121,000	(17,286)	103,714
Total intangible assets		$132,000	$(24,947)	$107,053	$132,000	$(22,236)	$109,764
As of March 31, 2024, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2024 remaining	$8,132
2025	10,843
2026	10,293
2027	8,643
2028	8,643
Thereafter	60,499
Total	$107,053
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee costs	$10,368	$16,956
Accrued supply chain costs	521	523
Accrued marketing costs	1,032	598
Accrued research and development costs	511	960
Accrued interest expense	6,332	1,374
Accrued other costs	3,627	3,099
Other accrued liabilities	$22,391	$23,510

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9. Long-term debt
The components of debt are as follows (in thousands):

	March 31, 2024	December 31, 2023

Convertible senior notes	$49,281	$49,306
Less: unamortized debt issuance costs	(1,293)	(1,400)
Loan agreement	184,089	145,569
Less: unamortized debt issuance costs	(2,403)	(2,543)
Long-term debt, net of unamortized debt issuance costs	$229,674	$190,932
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
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of March 31, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
The 2025 Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture dated June 30, 2020 (the "First Supplemental Indenture"), and the second supplemental indenture dated October 5, 2021 (the "Second Supplemental Indenture" and together with the 2025 Base Indenture and First Supplemental Indenture, the "2025 Indenture"), among the Company, as guarantor, Xeris Pharma, as issuer, and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association), as trustee (the "Trustee"). The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") among the Company, as issuer, Xeris Pharma, as guarantor, and the Trustee. The 2025 Convertible Notes and the 2028 Convertible Notes will mature on July 15, 2025 and July 15, 2028, respectively, unless earlier converted or redeemed or repurchased.
The Convertible Notes are senior, unsecured obligations and are equal in right of payment with the issuer's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the Convertible Notes, and effectively subordinated to its existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company or Xeris Pharma is not a holder thereof) preferred equity, if any, of the Company’s direct and indirect subsidiaries other than Xeris Pharma.
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
The fair value of the Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of March 31, 2024, the fair value of the Convertible Notes was approximately $52.1 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company’s stock price, time to maturity, the risk-free rate and the Company’s credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 11 - Fair value measurement."

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended and Restated Credit Agreement”) with the lenders from time to time parties thereto (the “New Lenders”) and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Hayfin Loan Agreement. The Amended and Restated Credit Agreement provided for the New Lenders to extend $200.0 million in term loans (the “Tranche 1 Loans”) to Xeris Pharma on the closing date and $15.2 million in additional term loans (the “Tranche 2 Loans” and, together with the Tranche 1 Loans, the “2029 Loans”) on any date after the closing date and through July 15, 2025. The Tranche 2 Loans may only be used to redeem the 2025 Convertible Notes. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Hayfin Loan Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Hayfin Loan Agreement in full, the proceeds of the Tranche 1 Loans will otherwise be used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
The 2029 Loans will mature on March 5, 2029; provided, however, that the 2029 Loans will mature on (A) January 15, 2025 if the 2025 Convertible Notes are outstanding as of such date or (B) January 15, 2028 if the 2028 Convertible Notes are outstanding as of such date and, in both cases, either (i) the maturity date of the applicable notes has not been extended to a date not earlier than September 5, 2029 and (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or the 2028 Convertible Notes, as applicable, in full.
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. The debt outstanding under the 2029 Loans approximates fair value due to the variable interest rate on the debt.
The Amended and Restated Credit Agreement allows Xeris Pharma to voluntarily prepay the outstanding amounts thereunder. Xeris Pharma is subject to an early prepayment fee equal to (i) for any prepayment that occurs on or prior to the second anniversary of the closing date, the applicable make-whole amount, (ii) for any prepayment that occurs after the second anniversary of the closing date but on or prior to the fourth anniversary of the closing date, the product of (x) the amount of any principal so prepaid, multiplied by (y) for any prepayment that occurs (A) after the second anniversary of the closing date and on or prior to the third anniversary of the closing date, five percent (5.00%), (B) after the third anniversary of the closing date and on or prior to the fourth anniversary of the closing date, three percent (3.00%), and (C) after the fourth anniversary of the closing date, zero percent (0.00%).
The Amended and Restated Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s (and its subsidiaries) ability to incur

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions.
The Amended and Restated Credit Agreement was accounted for as a modification of debt in accordance with ASC 470-50, Debt - Modifications and Extinguishments, thus there was no gain or loss recognized on the transaction.
The following table sets forth the Company’s future minimum principal payments on the Convertible Notes and the loan facility (in thousands):

2024 remaining	$—
2025	15,200
2026	—
2027	—
2028	33,574
Thereafter	200,000
$248,774
For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $7.0 million and $6.2 million, respectively, of which $0.6 million and $0.5 million, respectively, related to the amortization of debt discount and issuance costs, respectively. Debt refinancing costs related to advisory and legal fees of $2.7 million were recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.
Note 10. Warrants
As of March 31, 2024, the following warrants were outstanding:

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
Note 11. Fair value measurements
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
The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	Total as of March 31, 2024	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$62,690	$62,690	$—	$—
Investments:
U.S. government securities	$24,662	$24,662	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Contingent value rights - current	$1,021	$—	$—	$1,021
Warrant liabilities	$4	$—	$—	$4

	Total as of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,449	$67,449	$—	$—
Investments:
U.S. government securities	$5,002	$5,002	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Current portion of contingent value rights	$19,109	$—	$—	$19,109
Non-current contingent value rights	$1,379	$—	$—	$1,379
Warrant liabilities	$8	$—	$—	$8
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2024, there were approximately 74.4 million CVRs outstanding. Up to 8.1 million CVRs may be issued to holders of Strongbridge rollover options and assumed warrants upon the exercise thereof. CVRs are settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election.
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
The 2023 Keveyis milestone was achieved, triggering a milestone payment to CVR holders. In settlement of the milestone payment obligation, the Company issued 7,525,048 shares of common stock. The 2023 Recorlev Milestone was not achieved. A gain of $3.0 million from the remeasurement of the CVR liability was recorded in the first quarter of 2024 in the condensed consolidated statements of operations and comprehensive loss as a result of changes in the Company's stock price prior to the issuance of the common stock in settlement of the CVR.
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2023	$20,488
CVR settlement	(16,100)
Change in fair value of CVRs	(3,367)
Balance at March 31, 2024	$1,021
Note 12. Stock compensation plan
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
As of March 31, 2024, there were 2.1 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee’s offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of March 31, 2024, there were 0.4 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of March 31, 2024, there were 1.6 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of March 31, 2024, there were 7.3 thousand shares reserved for future grants under the Assumed Plans.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2023	9,199,744	$5.22	3.84
Exercised	(229,417)	2.00
Forfeited	(94)	4.58
Expired	(26,556)	5.44
Outstanding - March 31, 2024	8,943,677	$5.29	3.56
Vested and expected to vest at March 31, 2024	8,943,677	$5.29	3.56
Exercisable - March 31, 2024	8,796,588	$5.30	3.50
At March 31, 2024, there was a total of $0.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.7 years.
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
A summary of outstanding RSU awards and the activity for the three months ended March 31, 2024 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2023	11,579,548	$1.83
Granted	9,111,250	2.46
Vested	(3,776,815)	2.09
Forfeited	(136,118)	1.94
Unvested balance - March 31, 2024	16,777,865	$2.11
As of March 31, 2024, there was $31.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$337	$322
Selling, general and administrative	3,430	2,242
Total stock-based compensation expense	$3,767	$2,564

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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of March 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 11.4 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$365	$478
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.
The components of lease expense were as follows (in thousand):

	Three Months Ended March 31,
Lease cost	2024	2023
Operating lease expense	$1,340	$413
Variable lease cost	241	350
Sublease income	(53)	(54)
Total lease cost	$1,528	$709

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2024, maturities of lease liabilities are summarized as follows (in thousands):

2024 remaining	$3,130
2025	6,080
2026	6,232
2027	6,389
2028	6,549
Thereafter	45,441
Total lease payments	73,821
Less: Effect of discounting to net present value	(34,800)
Present value of lease liabilities	$39,021

Operating lease liabilities, current	$4,624
Operating lease liabilities, non-current	34,397
Total operating lease liabilities	$39,021
Note 14. Commitments and contingencies
Commitments
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
Leases
As of March 31, 2024, the Company had unused letters of credit of $4.2 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.2 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2024, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event (i) the 2025 Convertible Notes are still outstanding as of January 15, 2025 or (ii) the 2028 Convertible Notes are still outstanding as of January 15, 2028 and, in each case, the maturity date has not been extended to a date not earlier than September 5, 2029, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or 2028 Convertible Notes, as applicable, in full, the loans outstanding under the Hayfin Loan Agreement will mature on January 15, 2025 in the case of outstanding 2025 Convertible Notes and January 15, 2028 in the case of outstanding 2028 Convertible Notes. As disclosed in "Note 9 - Long-term debt", the Amended and Restated Credit Agreement provided for the New Lenders to extend $15.2 million Tranche 2 Loans on any date after March 5, 2024 and through July 15, 2025 solely for the purpose of redeeming the 2025 Convertible Notes.

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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of March 31,
	2024	2023
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,416,667
Vested and unvested stock options	8,943,677	9,567,754
Restricted stock units	16,777,865	10,561,349
Warrants	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation [1]	50,023,028	43,908,040
1 Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2024 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Development of product candidates
Once Weekly Subcutaneous Injection of Levothyroxine (XP-8121)
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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were generally well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in patients with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections. As of December 2023, the study was fully enrolled and should be completed in the first half of 2024.

Patents
We currently own 157 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 61 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing’s syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the three months ended March 31, 2024 and March 31, 2023, we reported net losses of $19.0 million and $16.8 million, respectively. We have not been profitable since inception, and, as of March 31, 2024, our accumulated deficit was $636.0 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three months ended March 31, 2024 and 2023 as well as factors that impact those items.
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
Research and development expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of our products and product candidates. We recognize research and development expenses as incurred. Research and development expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. Research and development expenses include:

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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt, senior secured credit facility, interest income earned on deposits and investments, debt refinancing costs and gains and losses on the change in fair value of the CVRs.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Product revenue:
Gvoke	$16,579	$15,033	$1,546	10.3
Keveyis	13,085	12,755	330	2.6
Recorlev	10,599	4,477	6,122	136.7
Product revenue, net	40,263	32,265	7,998	24.8
Royalty, contract and other revenue	375	931	(556)	(59.7)
Total revenue	40,638	33,196	7,442	22.4

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	5,971	5,319	652	12.3
Research and development	7,821	4,838	2,983	61.7
Selling, general and administrative	38,380	33,605	4,775	14.2
Amortization of intangible assets	2,711	2,711	—	—
Total cost and expenses	54,883	46,473	8,410	18.1
Loss from operations	(14,245)	(13,277)	(968)	7.3
Other income (expense):
Interest and other income	1,923	1,300	623	47.9
Debt refinancing costs	(2,690)	—	(2,690)	nm
Interest expense	(7,032)	(6,216)	(816)	13.1
Change in fair value of warrants	4	—	4	nm
Change in fair value of contingent value rights	3,367	1,359	2,008	nm
Total other expense	(4,428)	(3,557)	(871)	24.5
Net loss before benefit from income taxes	(18,673)	(16,834)	(1,839)	10.9
Income tax (expense) benefit	(307)	—	(307)	nm
Net loss	$(18,980)	$(16,834)	$(2,146)	12.7
nm: not meaningful
Product revenue, net
Gvoke net revenue increased by $1.5 million or 10.3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was due to Gvoke prescription growth, partially offset by changes in sales channel inventory.
Keveyis net revenue increased by $0.3 million or 2.6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven primarily by an increase in net pricing partially offset by a slight decrease in patient demand.
Recorlev net revenue increased by $6.1 million or 136.7% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven primarily by increases in the number of patients on therapy.
Cost of goods sold
Cost of goods sold increased by $0.7 million or 12.3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was mainly attributable to higher product sales.
Research and development expenses
Research and development expenses increased by $3.0 million or 61.7% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by strategic investments in our pipeline, notably XP-8121, and our emerging technology partnership business as well as higher personnel costs.
Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.8 million or 14.2% for the three March 31, 2024 compared to the three March 31, 2023, due to higher personnel costs and rent expenses related to our headquarter lease which commenced in April 2023.
Amortization of intangible assets
For the three months ended March 31, 2024 and March 31, 2023, amortization of intangible assets were both $2.7 million.
Other income (expense)
For the three months ended March 31, 2024, interest expense increased $0.8 million or 13.1% compared to the three months ended March 31, 2023. The increase was primarily due to a higher principal amount and increased interest rates.
Other expense in the three months ended March 31, 2024 included debt refinancing costs of $2.7 million related to the third party debt arrangements for advisory and legal fees.
For the three months ended March 31, 2024, change in fair value of contingent value rights was a gain of $3.4 million compared to $1.4 million for the three months ended March 31, 2023. The gain in the first quarter of 2024 were primarily due to the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in settlement of the CVR.
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
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of the 2028 Convertible Notes. As of March 31, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
In March 2024, we, Xeris Pharma and certain subsidiary guarantors, entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "New Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amended and restated the Hayfin Loan Agreement in its entirety. The Amended and Restated Credit Agreement provided for the New Lenders to extend $200.0 million in term loans to the Company on the closing date and up to an additional $15.2 million in additional term loans, which additional term loans are available only to redeem the Company's existing 2025 Convertible Notes.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $636.0 million at March 31, 2024. Based on our current operating plans and existing working capital at March 31, 2024, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Recorlev and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Recorlev and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023

Net cash used in operating activities	$(20,303)	$(26,140)
Net cash used in by investing activities	(19,650)	(43,979)
Net cash provided by/(used in) financing activities	35,194	(863)
Operating activities
Net cash used in operating activities was $20.3 million for the three months ended March 31, 2024, compared to $26.1 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage, partially offset by changes to the fair value of contingent value rights. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing activities
Net cash used in investing activities was $19.7 million for the three months ended March 31, 2024, compared to net cash provided by investing activities of $44.0 million for the three months ended March 31, 2023. Cash used in investing activities in 2024 was primarily due to the purchase of short-term investments.
Financing activities
Net cash provided by financing activities was $35.2 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2023. The cash provided by financing activities in 2024 was primarily due to the net proceeds of $38.2 million of the debt refinancing from the Amended and Restated Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2023 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2023.
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates," for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at March 31, 2024 would increase or decrease interest income by approximately $0.7 million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to the United States dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Amended and Restated Credit Agreement, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. Interest on the 2025 Convertible Notes is assessed at a fixed rate of 5.0% annually and interest on the 2028 Convertible Notes is assessed at a fixed rate of 8.0% annually and therefore do not subject us to interest rate risk.
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended March 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement..
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
Amended and Restated Credit Agreement and Guaranty dated as of March 5, 2024, by and among the Registrant, Xeris Pharmaceuticals, Inc., Strongbridge Biopharma Limited, Strongbridge Dublin Limited, Cortendo AB, the lenders from time to time parties thereto and Hayfin Services LLP, as administrative agent

10.2
Amendment to Xeris Pharmaceuticals, Inc. Inducement Equity Plan, dated February 28, 2024 (incorporated by reference to Exhibit 4.3 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-277701) filed with the Securities and Exchange Commission on March 6, 2024)

10.3	Strongbridge Biopharma plc 2017 Inducement Plan (Incorporated by reference to Exhibit 10.15 to Strongbridge Biopharma plc’s Form 10-K filed with the SEC on February 27, 2019 (File No. 001-37569))

10.4*	Amendment to Strongbridge Biopharma plc 2017 Inducement Plan, dated February 28, 2024

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
Date:	May 9, 2024	By	/s/ Paul R. Edick
Paul R. Edick
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 9, 2024	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)