Form 10-Q
period 2024-06-30
Xeris Biopharma Holdings, Inc.
filed 2024-08-08
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of July 31, 2024, 148,998,825 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$57,604	$67,449
Short-term investments	19,964	5,002
Trade accounts receivable, net	42,440	39,197
Inventory	42,977	38,838
Prepaid expenses and other current assets	7,355	5,778
Total current assets	170,340	156,264
Property and equipment, net	5,833	5,971
Operating lease right-of-use assets	22,864	23,204
Goodwill	22,859	22,859
Intangible assets, net	104,343	109,764
Other assets	5,494	4,540
Total assets	$331,733	$322,602
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,798	$11,565
Current operating lease liabilities	5,307	3,495
Other accrued liabilities	23,494	23,510
Accrued trade discounts and rebates	23,275	22,149
Accrued returns reserve	16,197	14,198
Current portion of contingent value rights	420	19,109
Other current liabilities	997	1,167
Total current liabilities	75,488	95,193
Long-term debt, net of unamortized debt issuance costs	230,481	190,932
Non-current operating lease liabilities	34,016	34,764
Non-current contingent value rights	—	1,379
Deferred tax liabilities	3,324	2,268
Other liabilities	7,710	4,848
Total liabilities	351,019	329,384
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 148,936,727 and 138,130,715 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	15	14
Additional paid in capital	631,740	610,254
Accumulated deficit	(651,010)	(617,025)
Accumulated other comprehensive loss	(31)	(25)
Total stockholders' equity (deficit)	(19,286)	(6,782)
Total liabilities and stockholders' equity (deficit)	$331,733	$322,602
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$46,512	$36,893	$86,775	$69,158
Royalty, contract and other revenue	1,553	1,115	1,928	2,046
Total revenue	48,065	38,008	88,703	71,204
Costs and expenses:
Cost of goods sold	7,790	7,555	13,761	12,874
Research and development	5,759	6,087	13,580	10,925
Selling, general and administrative	39,993	37,635	78,373	71,240
Amortization of intangible assets	2,710	2,710	5,421	5,421
Total costs and expenses	56,252	53,987	111,135	100,460
Loss from operations	(8,187)	(15,979)	(22,432)	(29,256)
Other income (expense):
Interest and other income	1,291	1,223	3,214	2,523
Debt refinancing costs	—	—	(2,690)	—
Interest expense	(7,964)	(6,528)	(14,996)	(12,744)
Change in fair value of warrants	3	(14)	7	(14)
Change in fair value of contingent value rights	601	781	3,968	2,140
Total other expense	(6,069)	(4,538)	(10,497)	(8,095)
Net loss before income taxes	(14,256)	(20,517)	(32,929)	(37,351)
Income tax (expense) benefit	(749)	675	(1,056)	675
Net loss	$(15,005)	$(19,842)	$(33,985)	$(36,676)

Other comprehensive loss, net of tax:
Unrealized losses on investments	5	(49)	(5)	(55)
Foreign currency translation adjustments	1	—	—	—
Comprehensive loss	$(14,999)	$(19,891)	$(33,990)	$(36,731)

Net loss per common share - basic and diluted	$(0.10)	$(0.14)	$(0.24)	$(0.27)

Weighted average common shares outstanding - basic and diluted	148,345,549	137,338,071	144,372,512	137,250,465
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048
Net loss	—	—	—	—	(19,842)	(19,842)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 13,525 shares withheld for tax)	129,033	—	(25)	—	—	(25)
Stock-based compensation	—	—	2,928	—	—	2,928
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(49)	—	(49)
Balance, June 30, 2023	138,012,130	$14	$605,151	$(78)	$(591,446)	$13,641

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)
Net loss	—	—	—	—	(15,005)	(15,005)
Vesting of restricted stock units (net of 23,230 shares withheld for tax)	340,417	—	(51)	—	—	(51)
Stock-based compensation	—	—	4,233	—	—	4,233
Issuance of common stock through employee stock purchase plan	371,907	—	710	—	—	710
Other comprehensive gain	—	—	—	5	—	5
Balance, June 30, 2024	148,936,727	$15	$631,740	$(31)	$(651,010)	$(19,286)

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,985)	$(36,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	607	750
Amortization of intangible assets	5,421	5,421
Amortization of premium/discount on investments	(482)	(812)
Amortization of debt discount and debt issuance costs	1,380	1,107
Amortization of operating right-of-use assets	340	373
Deferred income tax expense (benefit)	1,056	(675)
Stock-based compensation	8,000	5,492
Change in fair value of contingent value rights	(3,968)	(2,140)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,243)	605
Prepaid expenses and other current assets	(1,577)	827
Inventory	(4,597)	(11,250)
Accounts payable	(6,063)	7,015
Other accrued liabilities	442	(11,206)
Accrued trade discounts and rebates	1,126	216
Accrued returns reserve	1,999	147
Supply agreement liabilities	—	(6,720)
Operating lease liabilities	1,064	5,961
Other	1,829	1,681
Net cash used in operating activities	(30,651)	(39,884)
Cash flows from investing activities:
Capital expenditures	(561)	(1,786)
Purchases of investments	(29,486)	(43,741)
Sales and maturities of investments	15,000	10,000
Net cash used in investing activities	(15,047)	(35,527)
Cash flows from financing activities:
Proceeds from debt refinancing	50,000	—
Payment of debt discount	(11,831)	—
Proceeds from issuance of employee stock purchase plan shares	710	549
Proceeds from exercise of stock awards	459	32
Repurchase of common stock withheld for taxes	(3,485)	(888)
Net cash provided by (used in) financing activities	35,853	(307)
Decrease in cash, cash equivalents and restricted cash	(9,845)	(75,718)
Cash, cash equivalents and restricted cash, beginning of year	71,674	126,314
Cash, cash equivalents and restricted cash, end of year	$61,829	$50,596

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid for interest	$8,320	$15,206
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of CVR liability	$15,803	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2024	2023
Cash flows from operating activities:
Cash and cash equivalents	$57,604	$46,170
Restricted cash included in Other assets (1)	4,225	4,426
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$61,829	$50,596
(1) These restricted cash items are primarily security deposit in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and nature of the business
Nature of business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. The Company currently has three commercially available products: Gvoke, a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia; Recorlev, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in adult patients with Cushing's syndrome approved by the Food and Drug Administration ("FDA") in December 2021; and Keveyis, the first therapy approved in the United States to treat hyperkalemic, hypokalemic, and related variants of Primary Periodic Paralysis ("PPP"). The Company also has a pipeline of development programs to bring new products forward using its proprietary formulation science, XeriSol and XeriJect.
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
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $651.0 million as of June 30, 2024. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company's current operating plans and existing working capital at June 30, 2024, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Recorlev and Keveyis. Market volatility resulting from geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, rising interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2024.
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
Some items in the prior year financial statements may have been reclassified to conform to the current presentation. Reclassification had no effect on prior year net income or stockholders’ equity.
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
The Company sells product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company's products. The Company currently sells Gvoke, Recorlev and Keveyis in the United States only.
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
Additionally, the Company earns revenue from research collaborations for the use of Xeris' proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the condensed consolidated statements of operations and comprehensive loss.
Concentration of credit risk
For both the three and six months ended June 30, 2024, four customers accounted for 97% of the Company's gross product revenue. For the three and six months ended June 30, 2023, four customers accounted for 97% and 96% of the Company's gross product revenue, respectively. At June 30, 2024 and December 31, 2023, the same four customers accounted for 96% and 99% of the trade accounts receivable, net, respectively.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
derivatives scope exception for contracts settled in an entity's own equity. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. This standard enhances the consistency of earnings-per-share ("EPS") calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows since the Company did not separately present in equity an embedded conversion feature in such debt but accounted for the convertible debt instrument wholly as debt.
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
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures. This standard requires an entity to provide more detailed information about its reportable segment expenses that are included within management's measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company is evaluating the timing and effects of the adoption of this standard on the Company's segment disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This Standard modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC's requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company does not expect the adoption of this standard to have a material impact on the Company's financial statements.
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
Note 3. Disaggregated revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue:
Gvoke	$20,046	$15,638	$36,625	$30,671
Keveyis	13,128	14,088	26,213	26,843
Recorlev	13,338	7,167	23,937	11,644
Product revenue, net	46,512	36,893	86,775	69,158
Royalty, contract and other revenue	1,553	1,115	1,928	2,046
Total revenue	$48,065	$38,008	$88,703	$71,204

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of June 30, 2024, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of June 30, 2024 had an average remaining maturity of 0.2 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 11 - Fair value measurements," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company's short-term investments by major security type (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$19,971	$—	$(7)	$19,964
Total available-for-sale investments	$19,971	$—	$(7)	$19,964

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$5,004	$—	$(2)	$5,002
Total available-for-sale investments	$5,004	$—	$(2)	$5,002
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three and six months ended June 30, 2024 and 2023.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$23,910	$17,404
Work in process	11,302	10,959
Finished goods	7,765	10,475
Inventory	$42,977	$38,838
Inventory reserves were $3.9 million and $2.4 million at June 30, 2024 and December 31, 2023, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Lab equipment	$4,600	$4,153
Furniture and fixtures	539	539
Computer equipment	826	860
Office equipment	97	97
Software	374	374
Leasehold improvements	6,040	5,984
Total property and equipment	12,476	12,007
Less: accumulated depreciation and amortization	(6,643)	(6,036)
Property and equipment, net	$5,833	$5,971
Depreciation and amortization expense relating to property and equipment was $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense relating to property and equipment was $0.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

		June 30, 2024			December 31, 2023
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(6,050)	$4,950	$11,000	$(4,950)	$6,050
Definite-lived intangible asset - Recorlev	14	121,000	(21,607)	99,393	121,000	(17,286)	103,714
Total intangible assets		$132,000	$(27,657)	$104,343	$132,000	$(22,236)	$109,764
As of June 30, 2024, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2024 remaining	$5,422
2025	10,843
2026	10,293
2027	8,643
2028	8,643
Thereafter	60,499
Total	$104,343

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee costs	$12,825	$16,956
Accrued interest expense	6,670	1,374
Accrued supply chain costs	441	523
Accrued marketing costs	803	598
Accrued research and development costs	621	960
Accrued other costs	2,134	3,099
Other accrued liabilities	$23,494	$23,510
Note 9. Long-term debt
The components of debt are as follows (in thousands):

	June 30, 2024	December 31, 2023

Convertible senior notes	$49,256	$49,306
Less: unamortized debt issuance costs	(1,186)	(1,400)
Loan agreement	184,722	145,569
Less: unamortized debt issuance costs	(2,311)	(2,543)
Long-term debt, net of unamortized debt issuance costs	$230,481	$190,932
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
Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the 2025 Convertible Notes. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of 2025 Convertible Notes may convert their 2025 Convertible Notes at their option into shares of the Company's common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of 2025 Convertible Notes. In the second half of 2020, $39.1 million in principal amount of 2025 Convertible Notes were converted into 13,171,791 shares of Xeris Pharma's common stock.
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of June 30, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
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
The Convertible Notes are senior, unsecured obligations and are equal in right of payment with the issuer's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the Convertible Notes, and effectively subordinated to its existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities,

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
including trade payables, and (to the extent the Company or Xeris Pharma is not a holder thereof) preferred equity, if any, of the Company's direct and indirect subsidiaries other than Xeris Pharma.
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
The fair value of the Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of June 30, 2024, the fair value of the Convertible Notes was approximately $53.5 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 11 - Fair value measurement."
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
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "New Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Hayfin Loan Agreement. The Amended and Restated Credit Agreement provided for the New Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans may only be used to redeem the 2025 Convertible Notes. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Hayfin Loan Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Hayfin Loan Agreement in full, the proceeds of the Tranche 1 Loans will otherwise be used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Amended and Restated Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company's (and its subsidiaries) ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions.
The Amended and Restated Credit Agreement was accounted for as a modification of debt in accordance with ASC 470-50, Debt - Modifications and Extinguishments, thus there was no gain or loss recognized on the transaction.
The following table sets forth the Company's future minimum principal payments on the Convertible Notes and the loan facility (in thousands):

2024 remaining	$—
2025	15,200
2026	—
2027	—
2028	33,574
Thereafter	200,000
$248,774
For the three and six months ended June 30, 2024, the Company recognized interest expense of $8.0 million and $15.0 million, respectively, of which $0.8 million and $1.4 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the three and six months ended June 30, 2023, the Company recognized interest expense of $6.5 million and $12.7 million, respectively, of which $0.6 million and $1.1 million, respectively, related to the amortization of debt discount and issuance costs, respectively. Debt refinancing costs related to advisory and legal fees of $2.7 million were recorded in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Warrants
As of June 30, 2024, the following warrants were outstanding:

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
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below considers the market for the financial assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	Total as of June 30, 2024	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$57,604	$57,604	$—	$—
Investments:
U.S. government securities	$19,964	$19,964	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Contingent value rights - current	$420	$—	$—	$420
Warrant liabilities	$1	$—	$—	$1

	Total as of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,449	$67,449	$—	$—
Investments:
U.S. government securities	$5,002	$5,002	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Current portion of contingent value rights	$19,109	$—	$—	$19,109
Non-current contingent value rights	$1,379	$—	$—	$1,379
Warrant liabilities	$8	$—	$—	$8
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024, there were approximately 74.4 million CVRs outstanding. Up to 8.1 million CVRs may be issued to holders of Strongbridge rollover options and assumed warrants upon the exercise thereof. CVRs are settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election.
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
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2023	$20,488
CVR settlement	(16,100)
Change in fair value of CVRs	(3,968)
Balance at June 30, 2024	$420
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
As of June 30, 2024, there were 1.8 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of June 30, 2024, there were 14.2 thousand shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of June 30, 2024, there were 1.6 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of June 30, 2024, there were 102.1 thousand shares reserved for future grants under the Assumed Plans.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock options
Stock options are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods during the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant. The expected stock price volatility assumption is based on the historical volatilities of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock, since the Company began trading subsequent to the IPO in June 2018, over the period corresponding to the expected life as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of the Company's ordinary shares as of the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2023	9,199,744	$5.22	3.84
Exercised	(229,417)	2.00
Forfeited	(190)	4.98
Expired	(26,962)	5.44
Outstanding - June 30, 2024	8,943,175	$5.29	3.31
Vested and expected to vest at June 30, 2024	8,943,175	$5.29	3.31
Exercisable - June 30, 2024	8,840,519	$5.30	3.27
At June 30, 2024, there was a total of $0.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Units
The Company grants Restricted Stock Units ("RSUs") to employees. RSUs that are granted vest over either three or four years in equal annual installments beginning on the one-year anniversary of the date of grant, provided that the employee is employed by the Company on such vesting date. If and when the RSUs vest, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee's tax withholding obligations. Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee's requisite service period.
A summary of outstanding RSU awards and the activity for the six months ended June 30, 2024 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2023	11,579,548	$1.83
Granted	9,614,250	2.45
Vested	(4,140,462)	2.15
Forfeited	(287,447)	2.02
Unvested balance - June 30, 2024	16,765,889	$2.10
As of June 30, 2024, there was $28.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$382	$632	719	954
Selling, general and administrative	3,851	2,296	7,281	4,538
Total stock-based compensation expense	$4,233	$2,928	$8,000	$5,492
Note 13. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2036. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.
All of the Company's leases are classified as operating leases, which are included as operating lease right-of-use assets and current and non-current operating lease liabilities in the condensed consolidated balance sheets. The Company's operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of June 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 11.2 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$839	$440	$1,204	$918
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$—	$20,043	$—	$20,043
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2024	2023	2024	2023
Operating lease expense	$1,340	$1,350	$2,680	$1,763
Variable lease cost	325	302	566	652
Sublease income	(52)	(54)	(105)	(108)
Total lease cost	$1,613	$1,598	$3,141	$2,307
As of June 30, 2024, maturities of lease liabilities are summarized as follows (in thousands):

2024 remaining	$2,290
2025	6,080
2026	6,232
2027	6,389
2028	6,549
Thereafter	45,441
Total lease payments	72,981
Less: Effect of discounting to net present value	(33,658)
Present value of lease liabilities	$39,323

Operating lease liabilities, current	$5,307
Operating lease liabilities, non-current	34,016
Total operating lease liabilities	$39,323
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
Leases
As of June 30, 2024, the Company had unused letters of credit of $4.2 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.2 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2024, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event (i) the 2025 Convertible Notes are still outstanding as of January 15, 2025 or (ii) the 2028 Convertible Notes are still outstanding as of January 15, 2028 and, in each case, the maturity date has not been extended to a date not earlier than September 5, 2029, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or 2028 Convertible Notes, as applicable, in full, the loans outstanding under the Amended and Restated Credit

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Agreement will mature on January 15, 2025 in the case of outstanding 2025 Convertible Notes and January 15, 2028 in the case of outstanding 2028 Convertible Notes. As disclosed in "Note 9 - Long-term debt", the Amended and Restated Credit Agreement provided for the New Lenders to extend $15.2 million Tranche 2 Loans on any date after March 5, 2024 and through July 15, 2025 solely for the purpose of redeeming the 2025 Convertible Notes.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of June 30,
	2024	2023
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,416,667
Vested and unvested stock options	8,943,175	9,307,846
Restricted stock units	16,765,889	10,602,771
Warrants	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation (1)	50,010,550	43,689,554
(1) Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

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
We are focused on building an innovative, self-sustaining, growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. We are uniquely positioned to achieve this through our three commercial products and our proprietary formulation science (XeriSol and XeriJect), which generates partnerships and enhances our product candidates.
Outlook and strategies
Our goal is to build an innovative, self-sustaining, growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. To achieve our goal, we are pursuing the following strategies:

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

■
Collaborate with pharmaceutical and biotechnology companies to apply our formulation science to enhance the formulations of their proprietary products and candidates. We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation platforms to enhance the drug delivery and clinical profile of other companies' proprietary drugs and biologics. We currently are collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. Our strategic goal is to ultimately enter into commercial licensing agreements with these partners upon successful completion of formulation development.

We believe these three distinct pillars of our strategy can bring new products to market and transform the lives of patients with life-impacting diseases and ultimately drive value for Xeris' shareholders. Pursuing these strategies provides Xeris with a range of value driving opportunities that are incremental to the value already realized by the Xeris enterprise.
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

•Recorlev is a cortisol synthesis inhibitor approved for the treatment of endogenous hypercortisolemia in adult patients with Cushing's syndrome for whom surgery is not an option or has not been curative. Endogenous Cushing's syndrome is a rare but serious and potentially fatal endocrine disease caused by chronic elevated cortisol exposure. The estimated total addressable market for this therapy is approximately $3.0 billion in the United States.
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
Our proprietary formulation capabilities
Our company name, Xeris, is derived from the ancient Greek word xērós meaning 'dry' or 'without water/non-aqueous'. Our proprietary, non-aqueous formulation capabilities are designed to enable the convenient injection of medicines previously uninjectable or poorly injectable when utilizing aqueous approaches. Both XeriSol and XeriJect offer the opportunity to create ready-to-use, room-temperature stable, highly concentrated, injectable formulations of both small and large molecules. These proprietary formulation capabilities can enable subcutaneous (SC) or intramuscular (IM) administration in lieu of intravenous (IV) infusion, allow for convenient, cost-effective storage, and provide an improved patient, caregiver, and healthcare provider experience. XeriSol and XeriJect have broad applications and enable us to develop our own internal product development candidates in endocrinology, neurology and other therapeutic areas. They also enable us to pursue formulation and development partnerships pursuant to which our proprietary formulation science is applied with the goal of enhancing the product formulation, delivery and clinical profile of other companies' proprietary drugs and biologics.
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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were generally well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in patients with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections. The data established an average once-weekly SC dose of XP-8121 and confirmed previous Phase 1 study of a 4x target dose conversion factor when switching from once-daily oral administration of levothyroxine. Participants who completed the study rated higher treatment satisfaction with XP-8121 compared to oral and a majority (72%) indicated a strong preference for the subcutaneous route of administration. An FDA End-of-Phase 2 interaction to facilitate a Phase 3 pivotal study program is expected by year-end.
Patents
We currently own 178 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 64 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the six months ended June 30, 2024 and June 30, 2023, we reported net losses of $34.0 million and $36.7 million, respectively. We have not been profitable since inception, and, as of June 30, 2024, our accumulated deficit was $651.0 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and six months ended June 30, 2024 and 2023 as well as factors that impact those items.
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
Royalty, contract and other revenue
Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. Revenue generated from various collaboration and technology partnerships are included in this line.
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
Research and development expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of our products and product candidates. We recognize research and development expenses as incurred. Expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. We track external research and development costs by project, however, personnel related expenses related to research and development are not allocated by project. Research and development expenses include:

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
Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue:
Gvoke	$20,046	$15,638	$4,408	28.2	$36,625	$30,671	$5,954	19.4
Keveyis	13,128	14,088	(960)	(6.8)	26,213	26,843	(630)	(2.3)
Recorlev	13,338	7,167	6,171	86.1	23,937	11,644	12,293	105.6
Product revenue, net	46,512	36,893	9,619	26.1	86,775	69,158	17,617	25.5
Royalty, contract and other revenue	1,553	1,115	438	39.3	1,928	2,046	(118)	(5.8)
Total revenue	48,065	38,008	10,057	26.5	88,703	71,204	17,499	24.6

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	7,790	7,555	235	3.1	13,761	12,874	887	6.9
Research and development	5,759	6,087	(328)	(5.4)	13,580	10,925	2,655	24.3
Selling, general and administrative	39,993	37,635	2,358	6.3	78,373	71,240	7,133	10.0
Amortization of intangible assets	2,710	2,710	—	—	5,421	5,421	—	—
Total cost and expenses	56,252	53,987	2,265	4.2	111,135	100,460	10,675	10.6
Loss from operations	(8,187)	(15,979)	7,792	(48.8)	(22,432)	(29,256)	6,824	(23.3)
Other income (expense):
Interest and other income	1,291	1,223	68	5.6	3,214	2,523	691	27.4
Debt refinancing costs	—	—	—	nm	(2,690)	—	(2,690)	nm
Interest expense	(7,964)	(6,528)	(1,436)	22.0	(14,996)	(12,744)	(2,252)	17.7
Change in fair value of warrants	3	(14)	17	(121.4)	7	(14)	21	(150.0)
Change in fair value of contingent value rights	601	781	(180)	(23.0)	3,968	2,140	1,828	85.4
Total other expense	(6,069)	(4,538)	(1,531)	33.7	(10,497)	(8,095)	(2,402)	29.7
Net loss before benefit from income taxes	(14,256)	(20,517)	6,261	(30.5)	(32,929)	(37,351)	4,422	(11.8)
Income tax (expense) benefit	(749)	675	(1,424)	(211.0)	(1,056)	675	(1,731)	(256.4)
Net loss	$(15,005)	$(19,842)	$4,837	(24.4)	$(33,985)	$(36,676)	$2,691	(7.3)
nm: not meaningful
Product revenue, net
Gvoke
Net revenue increased by $4.4 million or 28.2% for the three months ended June 30, 2024 compared to the same period ended June 30, 2023. This change was due to an increase in volume ($3.7 million or 23.8%), primarily driven by prescription growth, and net pricing ($0.7 million or 4.4%).
Net revenue increased by $6.0 million or 19.4% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. This change was due to an increase in volume ($5.1 million or 16.6%), primarily driven by prescription growth, and net pricing ($0.9 million or 2.8%).
Keveyis
Net revenue decreased by $1.0 million or 6.8% for the three months ended June 30, 2024 compared to the same periods ended June 30, 2023. The decrease was due to lower volume ($1.3 million or 9.4%) partially offset by an increase in net pricing ($0.3 million or 2.6%).
Net revenue decreased by $0.6 million or 2.3% for the six months ended June 30, 2024 compared to the same periods ended June 30, 2023. The decrease was due to lower volume ($2.2 million or 8.3%) partially offset by an increase in net pricing ($1.6 million or 6.0%).

Recorlev
Net revenue increased by $6.2 million or 86.1% for the three months ended June 30, 2024 compared to the same period ended June 30, 2023. The increase was due to higher volume ($4.9 million or 67.9%) and an increase in net pricing ($1.3 million or 18.2%).
Net revenue increased by $12.3 million or 105.6% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023. The increase was due to higher volume ($9.8 million or 84.3%) and an increase in net pricing ($2.5 million or 21.3%).
Cost of goods sold
Cost of goods sold increased by $0.2 million or 3.1% and $0.9 million or 6.9% for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023, respectively.
Cost of goods sold as a percent of total product revenue decreased by 3.7%, to 16.7% for the three months ended June 30, 2024 compared to 20.5% for the same period ended June 30, 2023, primarily due to higher sales of products with a lower cost of goods sold ($0.7 million or 2.0%).
Cost of goods sold as a percent of total product revenue decreased by 2.8%, to 15.9% for the six months ended June 30, 2024 compared to 18.6% for the same period ended June 30, 2023, primarily due to higher sales of products with lower cost of goods sold ($1.3 million or 1.8%).
Research and development expenses
Research and development expenses decreased by $0.3 million or 5.4% for the three months ended June 30, 2024 compared to the same period ended June 30, 2023, primarily driven by lower spending for our pipeline ($0.5 million), primarily XP-8121 ($0.9 million) offset by other projects ($0.4 million), and our technology development ($0.6 million) offset by an increase in personnel related expenses ($0.4 million).
Research and development expenses increased by $2.7 million or 24.3% for the six months ended June 30, 2024 compared to the same period ended June 30, 2023, primarily driven by higher spending for our pipeline ($1.3 million) and personnel related expenses ($1.1 million).
The following table summarizes our research and development expenses by type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Project specific expenses:
Pipeline	$941	$1,447	$(506)	(35.0)%	$4,071	$2,782	$1,289	46.3%
Technology development (1)	301	863	(562)	(65.1)%	840	1,008	(168)	(16.7)%
Personnel related expenses	3,579	3,185	394	12.4%	7,007	5,926	1,081	18.2%
Lab supplies and equipment depreciation	384	357	27	7.6%	764	612	152	24.8%
Other	554	235	319	135.7%	898	597	301	50.4%
Total	$5,759	$6,087	$(328)	(5.4)%	$13,580	$10,925	$2,655	24.3%
(1) Technology Development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.4 million or 6.3% and $7.1 million or 10.0% for the three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023, respectively, due to higher personnel costs.
Amortization of intangible assets
For the three and six months ended June 30, 2024 and June 30, 2023, amortization of intangible assets were both $2.7 million and $5.4 million, respectively.
Other income (expense)
For the three and six months ended June 30, 2024, interest expense increased $1.4 million or 22.0% and $2.3 million or 17.7% compared to the same periods ended June 30, 2023, respectively. The increases in both periods were primarily due to a higher principal amount and increased interest rates.
For the three and six months ended June 30, 2024, change in fair value of contingent value rights was a gain of $0.6 million and $4.0 million, respectively, compared to $0.8 million and $2.1 million for the three and six months ended June 30, 2023, respectively. The gain in the first half of 2024 were primarily due to the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in settlement of the CVR and the revaluation of the CVR liability related to Recorlev 2024 sales milestone.

For the six months ended June 30, 2024, deferred refinancing costs were $2.7 million related to the third party debt arrangements for advisory and legal fees.
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
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of the 2028 Convertible Notes. As of June 30, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
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
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $651.0 million at June 30, 2024. Based on our current operating plans and existing working capital at June 30, 2024, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Recorlev and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund marketing and selling of Gvoke, Recorlev and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023

Net cash used in operating activities	$(30,651)	$(39,884)
Net cash used in by investing activities	$(15,047)	$(35,527)
Net cash provided by/(used in) financing activities	$35,853	$(307)
Operating activities
Net cash used in operating activities was $30.7 million for the six months ended June 30, 2024, compared to $39.9 million for the six months ended June 30, 2023. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage, partially offset by changes to the fair value of contingent value rights. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing activities
Net cash used in investing activities was $15.0 million for the six months ended June 30, 2024, compared to net cash provided by investing activities of $35.5 million for the six months ended June 30, 2023. Cash used in investing activities in 2024 was primarily due to net purchases of short-term investments.
Financing activities
Net cash provided by financing activities was $35.9 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2023. The cash provided by financing activities in 2024 was primarily due to the net proceeds of $38.2 million of the debt refinancing from the Amended and Restated Credit Agreement.
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
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at June 30, 2024 would increase or decrease interest income by approximately $0.8 million on an annual basis.
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
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three and six months ended June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the United States Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. The material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023, are presented below.
Risks Related to Ongoing Regulatory Obligations
Even after approval of our products and product candidates, we may still face future development and regulatory difficulties. If we fail to comply with continuing United States and non-United States regulations or new adverse safety data arise, we could lose our marketing approvals and our business would be seriously harmed.
Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other regulatory authorities even after approval, including ensuring that quality control and manufacturing procedures conform to CGMPs and applicable QSRs and applicable product tracking and tracing requirements. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with CGMPs and the QSR. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse events and production problems, if any, to the FDA and other regulatory authorities and to comply with certain requirements concerning advertising and promotion of our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months' notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product's ability to be marketed. The FDA, the Federal Trade Commission and other agencies and government entities, including the Department of Justice ("DOJ") and the Office of Inspector General of the United States Department of Health and Human Services, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warning or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA's Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue. The FDA completed evaluation of our response and issued a close-out letter in August 2023 stating that it appears that we have addressed all the concerns contained in the untitled letter.
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
The FDA's and foreign regulatory agencies' policies are subject to change, and additional federal, state, local or non-United States governmental regulations may be enacted that could affect our ability to maintain compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that may arise from future legislation or administrative action, either in the United States or abroad. Moreover, the U.S. Supreme Court's July 2024 decision to overturn prior established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA's regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes.
Risk Related to Employment Matters
Our business could suffer if we lose the services of key members of our senior management or if we are not able to attract and retain other key employees and consultants.
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including John Shannon, our Chief Executive Officer, Steven Pieper, our Chief Financial Officer, Kevin McCulloch, our President and Chief Operating Officer, Ken Johnson, our Senior Vice President, Global Development and Medical Affairs, and Beth Hecht, our Chief Legal Officer and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.
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
General Risk Factors
Our data collection and processing activities are governed by restrictive regulations governing the use, processing and, in certain jurisdictions, cross-border transfer of personal information.
We may be subject to the United States federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the European Economic Area ("EEA") and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal data (including health data) in the EEA and the UK are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR") as well as other national data protection legislation in force in relevant Member States, with respect to the EEA, and the UK General Data Protection Regulation (the "UK GDPR," together with the EU GDPR the "GDPR") and the UK Data Protection Act 2018 with respect to the UK. These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the UK, providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals' requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and UK data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
The GDPR prohibits the international transfer of personal data to countries outside of the EEA or the UK ("third countries") which are not deemed as adequate for the transfers of personal data by competent authorities, unless a derogation exists or adequate safeguards (for example, the European Commission approved Standard Contractual Clauses ("EU SCCs") and the UK International Data Transfer Agreement/Addendum ("UK IDTA")) are implemented in compliance with EEA and UK data protection laws. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on transfers made pursuant to the EU SCCs and the UK IDTA, on a case-by-case basis to ensure the law in the data importer's country and the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.
The EU commission has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework") agreed with the U.S., which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EEA and the U.S. is comparable to that offered in the EEA. This Framework provides a further avenue to ensure transfers to the U.S. are carried out in line with GDPR. Where we rely on the Framework as a transfer mechanism for international transfers of personal data to the U.S., the Framework's validity could be challenged and the Framework subsequently invalidated as a mechanism for transferring personal data to the U.S. like its predecessor Privacy Shield and Safe Harbor frameworks.
Although the UK is regarded as a third country under the EU's GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK government has introduced a Data Protection and Digital Information Bill ("UK Bill") into the UK legislative process. The UK Bill failed in the UK legislative process but may be reintroduced at some point in the future. If a further bill is introduced, it may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission.
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
Many jurisdictions outside of Europe where we may do business or conduct trials in the future are also considering and/or have enacted comprehensive data protection legislation. In addition, we also continue to see jurisdictions imposing data localization laws. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services or conduct trials in those markets without significant additional costs. In the US state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The

CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information.
Similar laws have been passed and proposed in numerous other states. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law which, as of March 31, 2024, regulates the collection and sharing of health information. The Washington law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management's time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We or our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors' ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU's Artificial Intelligence Act ("AI Act") — the world's first comprehensive AI law entered into force on August 1, 2024 and, with some exceptions, shall become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or a cybersecurity incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended June 30, 2024, none of the Company's directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

10.1*†	Manufacturing and Supply Agreement dated as of January 14, 2022, between Strongbridge Dublin Limited and Regis Technologies, Inc.

10.2*†	Commercial Manufacturing Services and Supply Agreement, dated as of May 4, 2021, between Strongbridge Dublin Limited and Xcelience, LLC

10.3*†	Amendment No 1 to Commercial Manufacturing Services and Supply Agreement, dated as of May 23, 2024, between Lonza Tampa, LLC (f/k/a Xcelience, LLC) and Strongbridge Dublin Limited

10.4
First Amendment to Xeris Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed with the Securities and Exchange Commission on June 5, 2024)

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

Xeris Biopharma Holdings, Inc.
Date:	August 8, 2024	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2024	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)