Form 10-Q
period 2024-09-30
Xeris Biopharma Holdings, Inc.
filed 2024-11-08
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of October 31, 2024, 149,081,461 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,232	$67,449
Short-term investments	10,170	5,002
Trade accounts receivable, net	41,138	39,197
Inventory	45,119	38,838
Prepaid expenses and other current assets	7,140	5,778
Total current assets	162,799	156,264
Property and equipment, net	5,613	5,971
Operating lease right-of-use assets	22,758	23,204
Goodwill	22,859	22,859
Intangible assets, net	101,632	109,764
Other assets	5,443	4,540
Total assets	$321,104	$322,602
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,451	$11,565
Current portion of long-term debt	15,057	—
Current operating lease liabilities	6,042	3,495
Other accrued liabilities	23,543	23,510
Accrued trade discounts and rebates	20,519	22,149
Accrued returns reserve	17,723	14,198
Current portion of contingent value rights	—	19,109
Other current liabilities	678	1,167
Total current liabilities	91,013	95,193
Long-term debt, net of current portion and unamortized debt issuance costs	216,227	190,932
Non-current operating lease liabilities	33,639	34,764
Non-current contingent value rights	—	1,379
Deferred tax liabilities	—	2,268
Other liabilities	8,548	4,848
Total liabilities	349,427	329,384
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 149,003,934 and 138,130,715 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	15	14
Additional paid in capital	638,426	610,254
Accumulated deficit	(666,748)	(617,025)
Accumulated other comprehensive loss	(16)	(25)
Total stockholders' equity (deficit)	(28,323)	(6,782)
Total liabilities and stockholders' equity (deficit)	$321,104	$322,602
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$52,861	$41,697	$139,636	$110,855
Royalty, contract and other revenue	1,407	6,623	3,335	8,669
Total revenue	54,268	48,320	142,971	119,524
Costs and expenses:
Cost of goods sold	13,593	8,201	27,354	21,075
Research and development	5,888	5,034	19,468	15,959
Selling, general and administrative	44,969	37,287	123,342	108,527
Amortization of intangible assets	2,711	2,711	8,132	8,132
Total costs and expenses	67,161	53,233	178,296	153,693
Loss from operations	(12,893)	(4,913)	(35,325)	(34,169)
Other income (expense):
Interest and other income	1,197	1,121	4,411	3,644
Loss on debt extinguishment, net	—	(2,837)	—	(2,837)
Debt refinancing costs	—	—	(2,690)	—
Interest expense	(7,786)	(6,847)	(22,782)	(19,591)
Change in fair value of warrants	—	17	7	3
Change in fair value of contingent value rights	420	932	4,388	3,072
Total other expense	(6,169)	(7,614)	(16,666)	(15,709)
Net loss before income taxes	(19,062)	(12,527)	(51,991)	(49,878)
Income tax benefit	3,324	338	2,268	1,013
Net loss	$(15,738)	$(12,189)	$(49,723)	$(48,865)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	15	28	9	(27)
Comprehensive loss	$(15,723)	$(12,161)	$(49,714)	$(48,892)

Net loss per common share - basic and diluted	$(0.11)	$(0.09)	$(0.34)	$(0.36)

Weighted average common shares outstanding - basic and diluted	148,993,823	138,059,781	145,962,198	137,523,202
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(16,834)	(16,834)
Vesting of restricted stock units (net of 743,677 shares withheld for tax)	1,018,187	—	(863)	—	—	(863)
Stock-based compensation	—	—	2,564	—	—	2,564
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance, March 31, 2023	137,291,277	$14	$601,667	$(29)	$(571,604)	$30,048
Net loss	—	—	—	—	(19,842)	(19,842)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 13,525 shares withheld for tax)	129,033	—	(25)	—	—	(25)
Stock-based compensation	—	—	2,928	—	—	2,928
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(49)	—	(49)
Balance, June 30, 2023	138,012,130	$14	$605,151	$(78)	$(591,446)	$13,641
Net loss	—	—	—	—	(12,189)	(12,189)
Vesting of restricted stock units (net of 28,000 shares withheld for tax)	55,676	—	(72)	—	—	(72)
Stock-based compensation	—	—	2,457	—	—	2,457
Other comprehensive gain	—	—	—	28	—	28
Balance, September 30, 2023	138,067,806	$14	$607,536	$(50)	$(603,635)	$3,865

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)
Net loss	—	—	—	—	(15,005)	(15,005)
Vesting of restricted stock units (net of 23,230 shares withheld for tax)	340,417	—	(51)	—	—	(51)
Stock-based compensation	—	—	4,233	—	—	4,233
Issuance of common stock through employee stock purchase plan	371,907	—	710	—	—	710
Other comprehensive gain	—	—	—	5	—	5
Balance, June 30, 2024	148,936,727	$15	$631,740	$(31)	$(651,010)	$(19,286)
Net loss	—	—	—	—	(15,738)	(15,738)
Vesting of restricted stock units (net of 38,918 shares withheld for tax)	67,207	—	(82)	—	—	(82)
Stock-based compensation	—	—	6,768	—	—	6,768
Other comprehensive gain	—	—	—	15	—	15
Balance, September 30, 2024	149,003,934	$15	$638,426	$(16)	$(666,748)	$(28,323)

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,723)	$(48,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	914	1,141
Amortization of intangible assets	8,132	8,132
Amortization of premium/discount on investments	(674)	(1,117)
Amortization of debt discount and debt issuance costs	2,183	1,678
Amortization of operating right-of-use assets	446	628
Deferred income tax expense (benefit)	(2,268)	—
Stock-based compensation	14,768	7,949
Loss on extinguishment of debt	—	2,837
Change in fair value of contingent value rights	(4,388)	(3,072)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,941)	(15,136)
Prepaid expenses and other current assets	(1,362)	1,170
Inventory	(5,645)	(13,403)
Accounts payable	(4,410)	7,312
Other accrued liabilities	(603)	(12,005)
Accrued trade discounts and rebates	(1,630)	4,736
Accrued returns reserve	3,525	2,155
Supply agreement liabilities	—	(6,720)
Operating lease liabilities	1,422	6,645
Other	2,298	1,441
Net cash used in operating activities	(38,956)	(54,494)
Cash flows from investing activities:
Capital expenditures	(648)	(2,131)
Purchases of investments	(34,485)	(43,741)
Sales and maturities of investments	30,000	25,000
Net cash used in investing activities	(5,133)	(20,872)
Cash flows from financing activities:
Proceeds from debt refinancing	50,000	—
Payment of debt discount	(11,831)	—
Proceeds from issuance of employee stock purchase plan shares	710	549
Proceeds from exercise of stock awards	459	32
Repurchase of common stock withheld for taxes	(3,568)	(960)
Net cash provided by (used in) financing activities	35,770	(379)
Decrease in cash, cash equivalents and restricted cash	(8,319)	(75,745)
Cash, cash equivalents and restricted cash, beginning of year	71,674	126,314
Cash, cash equivalents and restricted cash, end of year	$63,355	$50,569

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental schedule of cash flow information:
Cash paid for interest	$20,925	$22,065
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of CVR liability	$15,803	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2024	2023
Cash flows from operating activities:
Cash and cash equivalents	$59,232	$46,143
Restricted cash included in Other assets (1)	4,123	4,426
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$63,355	$50,569
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
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, Gvoke Kit and Ogluo (glucagon).
The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of available products and any future products, if and when approved, successful development of product candidates, the development of new technological innovations by competitors, ability to acquire additional capital when needed and on acceptable terms, and protection of intellectual property. The Company relies on a number of single source suppliers and manufacturers for the supply of its products and product candidates. Disruptions from these suppliers or manufacturers, which has occurred in the past and could occur in the future, could have a negative impact on the Company’s business, financial position and results of operations. In addition, the Company is subject to risks and uncertainties as a result of political and macroeconomic events and conditions.
Liquidity and capital resources
The Company has incurred operating losses since inception and has an accumulated deficit of $666.7 million as of September 30, 2024. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company's current operating plans and existing working capital at September 30, 2024, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Gvoke, Recorlev and Keveyis. Market volatility resulting from geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the potential for wider conflict in the Middle East, elevated and fluctuating interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, uncertainty around the U.S. election or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentration of credit risk
For both the three and nine months ended September 30, 2024, four customers accounted for 95% and 96% of the Company's gross product revenue, respectively. For the three and nine months ended September 30, 2023, four customers accounted for 98% and 97% of the Company's gross product revenue, respectively. At September 30, 2024 and December 31, 2023, the same four customers accounted for 98% and 99% of the trade accounts receivable, net, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The standard does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted this standard with no impact on the Company's financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock will be reported as a single equity instrument with no separate accounting for embedded conversion features. This standard enhances the consistency of earnings-per-share ("EPS") calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows since the Company did not separately present in equity an embedded conversion feature in such debt but accounted for the convertible debt instrument wholly as debt.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3. Disaggregated revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue:
Gvoke	$22,942	$17,735	$59,567	$48,406
Recorlev	17,726	8,097	41,663	19,741
Keveyis	12,193	15,865	38,406	42,708
Product revenue, net	52,861	41,697	139,636	110,855
Royalty, contract and other revenue	1,407	6,623	3,335	8,669
Total revenue	$54,268	$48,320	$142,971	$119,524
Note 4. Short-term investments
The Company classifies investments in debt securities as available-for-sale. Debt securities are comprised of liquid investments that are highly rated securities and, as of September 30, 2024, consist of U.S. government securities, all with remaining maturities of less than one year. Debt securities as of September 30, 2024 had an average remaining maturity of 0.1 years. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion, as well as interest income, are included in interest and other income in the condensed consolidated statements of operations and comprehensive loss. Refer to "Note 11 - Fair value measurements," for information related to the fair value measurements and valuation methods utilized.
The following table represents the Company's short-term investments by major security type (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$10,163	$7	$—	$10,170
Total available-for-sale investments	$10,163	$7	$—	$10,170

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$5,004	$—	$(2)	$5,002
Total available-for-sale investments	$5,004	$—	$(2)	$5,002
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three and nine months ended September 30, 2024 and 2023.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$25,793	$17,404
Work in process	12,104	10,959
Finished goods	7,222	10,475
Inventory	$45,119	$38,838
Inventory reserves were $7.2 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively.
Note 6. Property and equipment
Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Lab equipment	$4,588	$4,153
Furniture and fixtures	530	539
Computer equipment	864	860
Office equipment	96	97
Software	429	374
Leasehold improvements	6,056	5,984
Total property and equipment	12,563	12,007
Less: accumulated depreciation and amortization	(6,950)	(6,036)
Property and equipment, net	$5,613	$5,971
Depreciation and amortization expense relating to property and equipment was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense relating to property and equipment was $0.9 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 7. Intangible assets
Identified intangible assets consist of the following (in thousands):

		September 30, 2024			December 31, 2023
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(6,600)	$4,400	$11,000	$(4,950)	$6,050
Definite-lived intangible asset - Recorlev	14	121,000	(23,768)	97,232	121,000	(17,286)	103,714
Total intangible assets		$132,000	$(30,368)	$101,632	$132,000	$(22,236)	$109,764
As of September 30, 2024, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2024 remaining	$2,711
2025	10,843
2026	10,293
2027	8,643
2028	8,643
Thereafter	60,499
Total	$101,632

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8. Other accrued liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued employee costs	$16,433	$16,956
Accrued interest expense	1,193	1,374
Accrued supply chain costs	734	523
Accrued marketing costs	1,107	598
Accrued research and development costs	925	960
Accrued other costs	3,151	3,099
Other accrued liabilities	$23,543	$23,510
Note 9. Debt
The components of debt are as follows (in thousands):

	September 30, 2024	December 31, 2023

Convertible senior notes	$49,230	$49,306
Less: unamortized debt issuance costs	(1,080)	(1,400)
Loan agreement	185,350	145,569
Less: unamortized debt issuance costs	(2,216)	(2,543)
Debt, net of unamortized debt issuance costs	$231,284	$190,932

Debt, net of unamortized debt issuance costs, current portion	$15,057	$—
Debt, net of unamortized debt issuance costs, non-current portion	216,227	190,932
Total debt, net of unamortized debt issuance costs	$231,284	$190,932
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
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of September 30, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The fair value of the Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of September 30, 2024, the fair value of the Convertible Notes was approximately $61.1 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 11 - Fair value measurement."
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
$248,774
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $7.8 million and $22.8 million, respectively, of which $0.8 million and $2.2 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $6.8 million and $19.6 million, respectively, of which $0.6 million and $1.7 million, respectively, related to the amortization of debt discount and issuance costs, respectively. Debt refinancing costs related to advisory and legal fees of $2.7 million were recorded in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10. Warrants
As of September 30, 2024, the following warrants were outstanding:

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
	7,959,136
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	Total as of September 30, 2024	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$59,232	$59,232	$—	$—
Investments:
U.S. government securities	$10,170	$10,170	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—
Liabilities
Warrant liabilities	$1	$—	$—	$1

	Total as of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,449	$67,449	$—	$—
Investments:
U.S. government securities	$5,002	$5,002	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Current portion of contingent value rights	$19,109	$—	$—	$19,109
Non-current contingent value rights	$1,379	$—	$—	$1,379
Warrant liabilities	$8	$—	$—	$8
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024, there were approximately 74.4 million CVRs outstanding. Up to 8.1 million CVRs may be issued to holders of Strongbridge rollover options and assumed warrants upon the exercise thereof. CVRs are settleable in cash, common stock, or a combination of cash and common stock, at the Company's sole election.
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
The 2023 Keveyis milestone was achieved, triggering a milestone payment to CVR holders. In settlement of the milestone payment obligation, the Company issued 7,525,048 shares of common stock in the first quarter of 2024. The 2023 Recorlev Milestone was not achieved. A gain of $3.0 million from the remeasurement of the CVR liability was recorded in the first quarter of 2024 in the condensed consolidated statements of operations and comprehensive loss as a result of changes in the Company's stock price prior to the issuance of the common stock in settlement of the CVR.
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2023	$20,488
CVR settlement	(16,100)
Change in fair value of CVRs	(4,388)
Balance at September 30, 2024	$—
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
As of September 30, 2024, there were 2.1 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of September 30, 2024, there were 6.7 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of September 30, 2024, there were 1.4 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the rest of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under these plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of September 30, 2024, there were 0.3 million shares reserved for future grants under the Assumed Plans.

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
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the nine months ended September 30, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2023	9,199,744	$5.22	3.84
Exercised	(229,417)	2.00
Forfeited	(1,887)	5.09
Expired	(27,568)	5.44
Outstanding - September 30, 2024	8,940,872	$5.29	2.65
Vested and expected to vest at September 30, 2024	8,940,872	$5.29	2.65
Exercisable - September 30, 2024	8,881,331	$5.30	2.64
At September 30, 2024, there was a total of $0.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.2 years.
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
A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2024 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2023	11,579,548	$1.83
Granted	10,230,250	2.45
Vested	(4,246,587)	2.17
Forfeited	(1,189,548)	2.05
Unvested balance - September 30, 2024	16,373,663	$2.11
As of September 30, 2024, there was $20.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$308	$202	1,027	1,156
Selling, general and administrative	6,460	2,255	13,741	6,793
Total stock-based compensation expense	$6,768	$2,457	$14,768	$7,949
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of September 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 10.9 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,309	$365	$2,513	$1,283
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$—	$20,043
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying condensed consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2024	2023	2024	2023
Operating lease expense	$1,301	$1,394	$3,981	$3,157
Variable lease cost	471	286	1,037	938
Sublease income	(194)	(54)	(299)	(162)
Total lease cost	$1,578	$1,626	$4,719	$3,933
As of September 30, 2024, maturities of lease liabilities are summarized as follows (in thousands):

2024 remaining	$1,494
2025	6,080
2026	6,232
2027	6,389
2028	6,549
Thereafter	45,441
Total lease payments	72,185
Less: Effect of discounting to net present value	(32,504)
Present value of lease liabilities	$39,681

Operating lease liabilities, current	$6,042
Operating lease liabilities, non-current	33,639
Total operating lease liabilities	$39,681
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
Leases
As of September 30, 2024, the Company had unused letters of credit of $4.1 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.1 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2024, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event (i) the 2025 Convertible Notes are still outstanding as of January 15, 2025 or (ii) the 2028 Convertible Notes are still outstanding as of January 15, 2028 and, in each case, the maturity date has not been extended to a date not earlier than September 5, 2029, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible Notes or 2028 Convertible Notes, as applicable, in full, the loans outstanding under the Amended and Restated Credit Agreement will mature on January 15, 2025 in the case of outstanding 2025 Convertible Notes and January 15, 2028 in the case of outstanding 2028 Convertible Notes. As disclosed in "Note 9 - Long-term debt", the Amended and Restated Credit Agreement provided for the New Lenders to extend $15.2 million Tranche 2 Loans on any date after March 5, 2024 and through July 15, 2025 solely for the purpose of redeeming the 2025 Convertible Notes.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of September 30,
	2024	2023
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,939,216
Vested and unvested stock options	8,940,872	9,247,564
Restricted stock units	16,373,663	10,428,975
Warrants	8,053,148	8,362,270
Total anti-dilutive securities excluded from EPS computation (1)	49,306,899	43,978,025
(1) Total anti-dilutive securities exclude CVRs which are settleable in cash, additional Xeris Biopharma shares, or a combination, at the election of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2024 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, our ability to market and sell our products and product candidates if approved, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other subsequent filings with the U.S. Securities and Exchange Commission, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Outlook and strategies
Our goal is to build an innovative, self-sustaining, growth-oriented biopharmaceutical company committed to improving patients' lives by developing and commercializing clinically meaningful products across a range of therapies. To achieve our goal, we are pursuing the following strategies:

■
Drive growth through effective commercial execution of our innovative products. We have three innovative commercial products (Gvoke, Keveyis, and Recorlev) all of which fill unmet needs. Additionally, Gvoke and Recorlev are in the very early stages of their product lifecycles and both leverage our experienced and growing leadership presence in the endocrinology community. We are focused on executing against the opportunities made possible by Gvoke, Recorlev, and Keveyis in order to maintain our momentum of growth and enable the financial self-sufficiency of our Company.

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
XP-8121 is a novel formulation for subcutaneous administration that could potentially mitigate many of the challenges associated with oral formulations, such as identification of an ideal dose due to absorption variation and medication adherence for patients who have difficulty maintaining a stable, therapeutic serum level. Preclinical studies of XP-8121 showed a sustained plasma exposure profile and similar highest concentration of a drug in the blood, ("Cmax"), when compared with equivalent doses of the oral formulation. We conducted a Phase 1 study of XP-8121 to evaluate the pharmacokinetics, safety and tolerability, and potential for weekly dosing in the treatment of hypothyroidism.
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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were generally well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in patients with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections. The data established an average once-weekly SC dose of XP-8121 and confirmed our previous Phase 1 study of a four-time target dose conversion factor when switching from once-daily oral administration of levothyroxine. Participants who completed the study rated higher treatment satisfaction with XP-8121 compared to oral levothyroxine and a majority (72%) indicated a strong preference for the subcutaneous route of administration. An FDA End-of-Phase 2 interaction to facilitate a Phase 3 pivotal study program is expected by year-end.
Patents
We currently own 179 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 64 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the nine months ended September 30, 2024 and September 30, 2023, we reported net losses of $49.7 million and $48.9 million, respectively. We have not been profitable since inception, and, as of September 30, 2024, our accumulated deficit was $666.7 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we, among other things:

■	continue our marketing and selling efforts related to the commercialization of Gvoke, Recorlev and Keveyis;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a high interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and nine months ended September 30, 2024 and 2023 as well as factors that impact those items.
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
Royalty, contract and other revenue
Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. Revenue generated from various collaboration and technology partnerships are included in this line item.
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
Research and development expenses
Research and development expenses consist of expenses incurred in connection with the discovery and development of our products and product candidates. We recognize research and development expenses as incurred. Expenses that are paid in advance of performance are capitalized until services are provided or goods are delivered. We track external research and development costs by project, however, personnel related expenses related to research and development are not allocated by project. Research and development expenses primarily include:

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
Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue, net:
Gvoke	$22,942	$17,735	$5,207	29.4	$59,567	$48,406	$11,161	23.1
Recorlev	17,726	8,097	9,629	118.9	41,663	19,741	21,922	111.0
Keveyis	12,193	15,865	(3,672)	(23.1)	38,406	42,708	(4,302)	(10.1)
Product revenue, net	52,861	41,697	11,164	26.8	139,636	110,855	28,781	26.0
Royalty, contract and other revenue	1,407	6,623	(5,216)	(78.8)	3,335	8,669	(5,334)	(61.5)
Total revenue	54,268	48,320	5,948	12.3	142,971	119,524	23,447	19.6

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	13,593	8,201	5,392	65.7	27,354	21,075	6,279	29.8
Research and development	5,888	5,034	854	17.0	19,468	15,959	3,509	22.0
Selling, general and administrative	44,969	37,287	7,682	20.6	123,342	108,527	14,815	13.7
Amortization of intangible assets	2,711	2,711	—	—	8,132	8,132	—	—
Total cost and expenses	67,161	53,233	13,928	26.2	178,296	153,693	24,603	16.0
Loss from operations	(12,893)	(4,913)	(7,980)	162.4	(35,325)	(34,169)	(1,156)	3.4
Other income (expense):
Interest and other income	1,197	1,121	76	6.8	4,411	3,644	767	21.0
Loss on debt extinguishment	—	(2,837)	2,837	(100.0)	—	(2,837)	2,837	(100.0)
Debt refinancing costs	—	—	—	—	(2,690)	—	(2,690)	100.0
Interest expense	(7,786)	(6,847)	(939)	13.7	(22,782)	(19,591)	(3,191)	16.3
Change in fair value of warrants	—	17	(17)	(100.0)	7	3	4	133.3
Change in fair value of contingent value rights	420	932	(512)	(54.9)	4,388	3,072	1,316	42.8
Total other expense	(6,169)	(7,614)	1,445	(19.0)	(16,666)	(15,709)	(957)	6.1
Net loss before benefit from income taxes	(19,062)	(12,527)	(6,535)	52.2	(51,991)	(49,878)	(2,113)	4.2
Income tax benefit	3,324	338	2,986	883.4	2,268	1,013	1,255	123.9
Net loss	$(15,738)	$(12,189)	$(3,549)	29.1	$(49,723)	$(48,865)	$(858)	1.8
Product revenue, net
Gvoke
Net revenue increased by $5.2 million or 29.4% for the three months ended September 30, 2024 compared to the same period ended September 30, 2023. The increase was due to higher volume ($3.8 million or 21.5%), primarily driven by prescription growth, and favorable net pricing ($1.4 million or 7.9%).
Net revenue increased by $11.2 million or 23.1% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increase was due to higher volume ($8.9 million or 18.4%), primarily driven by prescription growth and favorable net pricing ($2.3 million or 4.7%).
Recorlev
Net revenue increased by $9.6 million or 118.9% for the three months ended September 30, 2024 compared to the same period ended September 30, 2023. The increase was due to higher volume ($9.0 million or 111.6%) and favorable net pricing ($0.6 million or 7.3%).
Net revenue increased by $21.9 million or 111.0% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The increase was due to higher volume ($18.8 million or 95.2%) and favorable net pricing ($3.1 million or 15.8%).

Keveyis
Net revenue decreased by $3.7 million or 23.1% for the three months ended September 30, 2024 compared to the same period ended September 30, 2023. The decrease was due to lower volume ($2.9 million or 18.0%) and unfavorable net pricing ($0.8 million or 5.1%).
Net revenue decreased by $4.3 million or 10.1% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023. The decrease was due to lower volume ($5.4 million or 12.6%) partially offset by favorable net pricing ($1.1 million or 2.5%).
Cost of goods sold
Cost of goods sold increased by $5.4 million or 65.7% and $6.3 million or 29.8% for the three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023, respectively.
Cost of goods sold as a percent of total product revenue increased by 6.0%, to 25.7% for the three months ended September 30, 2024 compared to 19.7% for the same period ended September 30, 2023, primarily due to the write-off of Gvoke components as a result of manufacturing process changes required to support Gvoke capacity expansion efforts ($3.6 million or 6.8%), offset by higher sales of products with a lower cost of goods sold (0.8%).
Cost of goods sold as a percent of total product revenue increased by 0.6%, to 19.6% for the nine months ended September 30, 2024 compared to 19.0% for the same period ended September 30, 2023, due to the write-off of Gvoke components as a result of manufacturing process changes required to support Gvoke capacity expansion efforts ($4.4 million or 3.2%), offset by higher sales of products with a lower cost of goods sold (2.6%).
Research and development expenses
Research and development expenses increased by $0.9 million or 17.0% for the three months ended September 30, 2024 compared to the same period ended September 30, 2023, primarily driven by higher spending for our pipeline ($0.6 million), primarily XP-8121 ($0.4 million), and personnel related expenses ($0.5 million), offset by lower spending on our technology development ($0.3 million).
Research and development expenses increased by $3.5 million or 22.0% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023, primarily driven by higher spending for our pipeline ($1.9 million) and personnel related expenses ($1.5 million).
The following table summarizes our research and development expenses by type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Project specific expenses:
Pipeline	$1,539	$951	$588	61.8%	$5,610	$3,734	$1,876	50.2%
Technology development (1)	235	500	(265)	(53.0)%	1,074	1,508	(434)	(28.8)%
Personnel related expenses	3,280	2,829	451	15.9%	10,288	8,755	1,533	17.5%
Lab supplies and equipment depreciation	442	481	(39)	(8.1)%	1,206	1,094	112	10.2%
Other	392	273	119	43.6%	1,290	868	422	48.6%
Total	$5,888	$5,034	$854	17.0%	$19,468	$15,959	$3,509	22.0%
(1) Technology Development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.7 million or 20.6% for the three months ended September 30, 2024 compared to the same period ended September 30, 2023, primarily due to the CEO succession plan and restructuring ($6.1 million) and higher expenses for Recorlev expansion ($3.7 million), partially offset by lower external spending ($2.1 million).
Selling, general and administrative expenses increased by $14.8 million or 13.7% for the nine months ended September 30, 2024 compared to the same period ended September 30, 2023, primarily due to the CEO succession plan and restructuring ($6.1 million), higher expenses for Recorlev expansion ($10.7 million), and higher rent ($1.0 million), partially offset by lower external spending ($3.0 million).
Amortization of intangible assets
For the three and nine months ended September 30, 2024 and September 30, 2023, amortization of intangible assets were both $2.7 million and $8.1 million, respectively.
Other income (expense)

For the three and nine months ended September 30, 2024, interest expense increased $0.9 million or 13.7% and $3.2 million or 16.3% compared to the same periods ended September 30, 2023, respectively. The increases in both periods were primarily due to a higher principal amount and increased interest rates.
For the three and nine months ended September 30, 2024, change in fair value of contingent value rights was a gain of $0.4 million and $4.4 million, respectively, compared to $0.9 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. The gains were primarily due to the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in settlement of the CVR in the first quarter 2024 and the revaluation of the CVR liability related to the Recorlev 2024 sales milestone.
For the nine months ended September 30, 2024, deferred refinancing costs were $2.7 million related to the third party debt arrangements for advisory and legal fees.
Liquidity and Capital Resources
Our primary uses of cash are to fund costs related to the manufacturing, marketing and selling of products, the research and development of our product candidates, general and administrative expenses and working capital requirements. Historically, we have funded our operations primarily through private placements of convertible preferred stock, public equity offerings of common stock, and the issuance of debt.
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
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of the 2028 Convertible Notes. As of September 30, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
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
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $666.7 million at September 30, 2024. Based on our current operating plans and existing working capital at September 30, 2024, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Gvoke, Recorlev and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next 12 months. Our ability to fund the marketing and selling of Gvoke, Recorlev and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023

Net cash used in operating activities	$(38,956)	$(54,494)
Net cash used in investing activities	$(5,133)	$(20,872)
Net cash provided by/(used in) financing activities	$35,770	$(379)
Operating activities
Net cash used in operating activities was $39.0 million for the nine months ended September 30, 2024, compared to $54.5 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing activities
Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2024, compared to $20.9 million for the nine months ended September 30, 2023. Cash used in investing activities in 2024 was primarily due to net purchases of short-term investments.
Financing activities
Net cash provided by financing activities was $35.8 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $0.4 million for the nine months ended September 30, 2023. The cash provided by financing activities in 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
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
Interest Rate Risk
Cash, Cash Equivalents restricted cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at September 30, 2024 would increase or decrease interest income by approximately $0.7 million on an annual basis.
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
Foreign Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three and nine months ended September 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings with the U.S. Securities and Exchange Commission, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. The material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q, are presented below.
Risks Related to Third-Parties Actions and Market Acceptance
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead times to establish alternative sources for our products, product candidates, components and other key materials has in the past and may in the future impact our ability to develop our product candidates or to continue to commercialize Gvoke, Recorlev, Keveyis, or any product candidates that are approved.
We do not currently own or operate any manufacturing facilities for the production of Gvoke, Recorlev, or Keveyis for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem Americas, Inc. and certain of its affiliates ("Bachem") for active pharmaceutical ingredient ("API"), Pyramid Laboratories Inc. ("Pyramid") for drug product, and SHL Pharma, LLC ("SHL Pharma") for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL Pharma.
Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly, for Recorlev, we rely on a number of single-source suppliers, such as Regis Technologies, Inc. for API and Xcelience, LLC ("Lonza") for finished drug product. In addition, we rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors are unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner.
Although we often have contracts with our third-party suppliers, our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. In addition, Taro maintains certain reversion rights in the purchased assets, including the regulatory approval for Keveyis, enabling Taro to elect to have the purchased assets returned to it and to terminate its agreement with us should we be materially in non-compliance with any reversion condition such as breaching certain of the assignment restrictions or failing to meet our marketing commitments after receiving notice thereof and failing to cure such material non-compliance. In the event one of our third-party suppliers breaches, terminates or refuses to renew their agreement with us or otherwise refuses to supply us with product, product candidates, components or other key materials, we may be unable to find an adequate alternative vendor, or an affordable alternative or other acceptable solution in time and our product development and commercial activities could be harmed.
Our third-party suppliers may not be required to provide us with any guaranteed minimum production levels or have dedicated capacity for our products. As a result, we may not obtain sufficient quantities of products, product candidates, components or other key materials in the future, which could have a material adverse effect on our business as a whole. In addition, even if we have agreed with our third-party suppliers to receive certain quantities of products, product candidates, components or other key materials, our third-party suppliers have in the past and may in the future not produce sufficient inventory to meet commercial demand in a timely manner, or at all. We continue to experience long lead times for certain components and materials used in the production of our products and product candidates. In addition, we have experienced in the past and may experience in the future delays or supply constraints due to manufacturing defects by our third-party suppliers, a lack of raw materials supply and other risks that we have limited ability to prevent. A supply shortage or longer lead times for delivery than expected in the supply of products, product candidates, components or other key materials supplied to us by our third-party suppliers has in the past and could in the future impair our ability to generate revenues from the sale of our products. Growth in the costs and expenses of raw materials may also impair our ability to cost effectively manufacture our products.
Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, global health concerns, fire, acts of terrorism, political instability, war, labor or geopolitical issues, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We have a global supply chain and manufacture some components of our products outside the United States, including without limitation, in Taiwan and Israel. The current war between Israel and Hamas has in the past and could in the future directly and indirectly affect our operations. For example, the Israel-Hamas war could result in damage, destruction or disruptions to the facilities or operations of our third-party suppliers, including, but not limited to, our supplier of Keveyis, longer lead times for our products or product candidates, export delays or restrictions or other adverse events which adverse events we cannot predict with any certainty. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. In addition, further attacks by Hamas, Hezbollah or other groups on Israel could further impact our third-party supplier's operations in

Israel. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the Federal Food, Drug, & Cosmetic Act ("FDCA") based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the current Good Manufacturing Practice ("CGMP") regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the Quality System Regulation (the "QSR") or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. Other foreign regulatory authorities may also require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and the QSR. Contract manufacturers have in the past and may in the future face manufacturing or quality control problems causing drug substance or device component production and shipment delays, supply shortages or circumstances where the contractor may not be able to maintain compliance with the applicable CGMP or the QSR. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or the QSR and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
Further, as part of their manufacture of our products, product candidates, components and other key materials, our third-party suppliers are expected to comply with and respect the rights of others. From time to time, our third-party suppliers have in the past and may in the future not properly maintain or defend intellectual property rights that they license to us or act in such a way as to invite complaints and litigation that could jeopardize or invalidate our intellectual property or other rights or expose us to potential litigation. If a third-party supplier has failed or fails to maintain or acquire the proper licenses, otherwise infringes the proprietary rights of others or otherwise breaches an agreement with any of their partners in the course of providing services to us, we may have to find alternative third-party suppliers or defend against litigation claims, either of which would significantly impact our ability to develop, obtain or maintain regulatory approval for or commercialize our products and our product candidates, if approved. There are a limited number of third-party suppliers that are compliant with CGMP and/or the QSR, as required by the FDA, the EU, and other regulatory authorities, and that also have the necessary expertise and capacity to manufacture our materials and products. As a result, it may be difficult for us to locate third-party suppliers for our anticipated future needs, and our anticipated growth could strain the ability of our current third-party suppliers to deliver products, raw materials, and components to us. In addition, there is typically a transition period when a new third-party supplier commences work. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that have relationships with certain foreign governments or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. If we are unable to arrange for third-party suppliers for our materials and products, or to do so on commercially reasonable terms, we may not be able to complete development of or market our products.
The introduction of new CGMP or QSR regulations or product specific requirements by a regulatory body may require that we source alternative materials, modify existing manufacturing processes, or implement design changes to our products that are subject to prior approval by the FDA or other regulatory authorities. We may also be required to reassess a third-party supplier’s compliance with all applicable new regulations and guidelines, which could further impede our ability to manufacture and supply products in a timely manner. As a result, we could incur increased production costs, experience supply interruptions, suffer damage to our reputation and experience an adverse effect on our business and financial results. For example, on January 31, 2024, the FDA issued a final rule which will be effective in 2026 to amend its Quality System Regulation (“QSR”) requirements to align more closely with the international consensus standards for medical devices. Specifically, the FDA amended the requirements primarily by incorporating by reference the 2016 edition of the International Organization of Standardization (“ISO”), ISO 13485 standard. While the ISO 13485 standard and the FDA’s QSR requirements are similar in certain aspects, we are evaluating whether we need to revise our compliance system and processes to be in line with the final rule. In addition, our reliance on third-party suppliers involves a number of additional risks, including, among other things:

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
If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates which license we may not be able to obtain on favorable terms or at all. In addition, in the case of the CMOs that supply our products or product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan is subject to FDA review during an inspection. If we experience significant shortages in the supply of our marketed products, our results could be materially impacted.
We are party to a number of material agreements which contain complex commercial terms that could result in litigation or liability that could adversely affect our business, results of operations and financial condition.
We are currently party to various material agreements, including (i) collaboration and license agreements for the use of certain of our intellectual property by third parties, (ii) supply agreements for the supply of materials and components used in our products and product candidates, (iii) distribution agreements for the commercialization of our existing or future products by third parties, and (iv) transaction agreements. These agreements contain complex commercial terms, including:

■	clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to the adequacy of performance;
■	clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;
■	intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the partnership;
■	royalties on sales based on a number of complex variables, including net sales calculations, geography, patent life, generic competitors, and other factors; and
■	indemnity obligations for third-party intellectual property infringement, product liability and certain other claims.
From time to time, we have had and may in the future have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more of these informal dispute resolution discussions may ultimately result in costly litigation, require us to make payments or incur liabilities, result in the unfavorable interpretation of contract terms and/or result in the inability for us to commercialize one or more of our products or manufacture one or more of our product candidates, which would have a material adverse impact on our business, results of operations or financial condition. In addition, many of the rights we have received related to our products or product candidates were received from parties who in turn received those rights from other parties to which we are not in privity of contract. Our counterparties have in the past and may in the future be subject to disputes that they have breached the terms of the agreements from which our rights are derived but to which we are not a party or act in such a way as to invite complaints and litigation that could jeopardize or invalidate our intellectual property or other rights or expose us to potential litigation. If one of our partners breached an agreement with any of their partners in the course of providing services or rights to us, we may have to defend against litigation claims, which would significantly impact our ability to develop, obtain or maintain regulatory approval for or commercialize our products and our product candidates, if approved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended September 30, 2024, none of the Company's directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

10.1*#	Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy

10.2*†	First Amendment to Amended and Restated Product Supply Agreement, dated as of September 20, 2024, between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC

10.3*†	First Amendment to Statement of Work No. 1 - Device, dated as of September 20, 2024, between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC

10.4*†	Second Amendment to Statement of Work No. 2 - Product, dated as of September 20, 2024, between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC

10.5*†	Third Amendment to API Supply Agreement, dated as of October 15, 2024, between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
# Represents a management contract or compensatory plan or arrangement
+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
† Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	November 8, 2024	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2024	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)