Form 10-K
period 2024-12-31
Xeris Biopharma Holdings, Inc.
filed 2025-03-06
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of June 30, 2024, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $335.1 million based on the closing sales price as reported on the Nasdaq Stock Market.
As of February 28, 2025, 153,940,135 shares, par value $0.0001 per share, of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the Registrant's 2025 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2024.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	We have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception.
■	We may never be profitable or be able to sustain revenues or, if achieved, sustain profitability in the future and we may not be able to continue operations without additional fundings.
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

■
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead times to establish alternative sources for our products, product candidates, components and other key materials has in the past and may in the future impact our ability to develop our product candidates or to continue to commercialize Recorlev, Gvoke, Keveyis, or any product candidates that are approved.

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
■
Recorlev, Gvoke, Keveyis and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.

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
The summary risk factors described above should be read together with the text of the full risk factors discussed below in the section entitled "Risk Factors" and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the United States Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

XERIS BIOPHARMA HOLDINGS, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2024

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

Cautionary Statements for Forward-Looking Information
This Annual Report contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the rate and degree of market acceptance and clinical utility of Recorlev, Gvoke and Keveyis;
•the pricing and reimbursement of Recorlev, Gvoke and Keveyis or any of our product candidates, if approved;
•our estimates regarding the market opportunities for Recorlev, Gvoke and Keveyis and our product candidates;
•the commercialization, marketing and manufacturing of Recorlev, Gvoke and Keveyis and our product candidates, if approved;
•our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of Recorlev, Gvoke and Keveyis or any of our product candidates, if approved;
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
•developments relating to our competitors and our industry, including the impact of government regulations; and
•other risks and uncertainties, including those listed under the section entitled "Risk Factors" (refer to Part 1, Item 1A, of this Annual Report).
In some cases, forward-looking statements can be identified by terminology such as "could," "will," "would," "may," "should," "expects," "intends," "likely," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and terms of similar meaning. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled "Risk Factors" and others discussed in this Annual Report and subsequent documents we periodically file with the Securities and Exchange Commission (the “SEC”). If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.
Forward-looking statements in this Annual Report are made only as of the date hereof and while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for Recorlev, Gvoke and Keveyis and our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I. FINANCIAL INFORMATION
ITEM 1. BUSINESS
Xeris Biopharma Holdings, Inc. along with its subsidiaries, is referenced herein as the "Company", "Xeris", "Xeris Biopharma", "we" or "our". Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit.
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. We offer Recorlev for the treatment of Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). We leverage our proprietary formulation technologies (XeriSol and XeriJect) in the creation of new products such as our own XP-8121 (once-weekly subcutaneous (SC) levothyroxine) as well as through the formation of development partnerships with other biopharmaceutical companies.
Commercial Products
Our top priority is maximizing the potential of our three commercial products:
•Recorlev is a cortisol synthesis inhibitor approved for the treatment of endogenous hypercortisolemia in adults with Cushing's syndrome for whom surgery is not an option or has not been curative. Endogenous Cushing’s syndrome is a rare but serious and potentially fatal endocrine disease caused by chronic elevated cortisol exposure. Recently published data has shown that hypercortisolemia may be a contributor to several widespread and chronic medical conditions suggesting that the prevalence of the condition may be significantly higher than previously believed. The estimated total addressable market for this therapy is approximately $3.0 billion in the United States.
•Gvoke is a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia. The product is indicated for use in pediatric and adult patients with diabetes age two years and above and can be administered in two simple steps. We estimate that nearly 15 million people in the United States are at heightened risk of severe hypoglycemia and, per guidelines issued by the American Diabetes Association and others, should have a ready-to-use glucagon product like the Gvoke HypoPen with them at all times. The estimated total addressable market for this drug is approximately $5.0 billion in the United States.
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
Our Pipeline
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
•XP-8121: We are in the process of developing the first and only, once-weekly, subcutaneous injection of levothyroxine for the treatment of hypothyroidism. We are working with the FDA to plan and initiate a Phase 3 clinical trial of our XP-8121 product candidate. The estimated total addressable market for this therapy is 3-5 million patients or more in the United States which we estimate is a $1.0 billion or greater market opportunity.
•Partnerships: We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation technologies to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. We are currently collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics.
Our Strategy
Our strategy is to build a profitable biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases. Xeris is uniquely positioned to execute on this strategy through the continued growth of our three commercial products, which enables us to invest in and develop therapies for unmet medical needs. We believe this will generate a value to all of our stakeholders.
Our Products
Recorlev
Recorlev is our new therapy approved in 2022 for the treatment of Cushing’s syndrome, a rare condition which is the result of sustained, elevated levels of cortisol in the body (hypercortisolism). Cushing’s syndrome affects approximately 25,000 people in the United States of which approximately two-thirds are cured by surgery. Pharmacologic products like Recorlev are used for the balance of patients for whom surgery was not curative or was not indicated. Recorlev has received orphan drug exclusivity status in the United States through December 30, 2028 and patent protection through 2040.
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
Our experienced commercial organization focuses on educating prescribing clinicians and patients to raise awareness of the benefits of normalizing cortisol with Recorlev. Our Xeris’ CareConnection program provides direct, dedicated support to treating clinicians and patients throughout their Recorlev journey. In addition, our efforts include the support of a single, highly experienced specialty pharmacy that provides logistical assistance in the securing of coverage from third-party payors and then subsequent distribution of Recorlev to the patients.
Gvoke
Gvoke is our ready-to-use, room-temperature stable, liquid glucagon product. Available since late 2019, Gvoke is a potentially life-saving rescue product that is designated to be reliably administrated by the individual with diabetes or their caregivers during low blood sugar emergencies (e.g., a severe hypoglycemic episode). Gvoke is available in three presentation types - Gvoke HypoPen (auto-injector), Gvoke PFS (pre-filled syringe), and Gvoke Kit (pre-filled vial and administration syringe). Our most widely prescribed presentation, HypoPen, is designed to be administered subcutaneously in a simple two-step process requiring no dose calibration. Gvoke has patent protection through 2036.
The marketplace for Gvoke and other ready-to-use glucagon products is significant, owing to the widespread and growing prevalence of diabetes, the large proportion of people with diabetes at risk of experiencing a severe hypoglycemic event, and the still limited awareness of the availability of innovative, ready-to-use glucagon.
The current Standards of Care established by the American Diabetes Association, the American Academy of Clinical Endocrinologists, and the Endocrine Society, all advise that patients at increased risk of dangerously low blood sugar should be prescribed a ready-to-use glucagon. We estimate that at least half of the approximately 30 million people with diabetes in the United States fall into this at-risk category and should be prescribed and have handy, a ready-to-use rescue glucagon, like the Gvoke HypoPen for use during a potential severe hypoglycemic episode. Current prescription volumes suggest that approximately 1 million people with diabetes are adequately protected today, leaving a significant number of people without protection as recommended by the latest guidelines. If all at risk persons were adequately protected, the market potential is estimated to be nearly $5.0 billion annually.
We believe our promotional efforts to create awareness of Gvoke have helped expand the market for rescue glucagon, enabling us to capture over a 35% share of the glucagon rescue retail market as of December 31, 2024.
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
Since our purchase of Keveyis through the acquisition of Strongbridge Biopharma plc ("Strongbridge"), we have been planning and projecting for the loss of orphan drug exclusivity status, which occurred in August 2022. We also continue to seek patents to restore our exclusive rights. We currently have two United States patent applications pending with claims protecting therapeutic uses of Keveyis. Both of these patent applications are on appeal at the United States Court of Appeals for the Federal Circuit. In late 2022, the FDA approved a generic version of our Keveyis product.
Our Product Candidates
Once Weekly Subcutaneous Injection of Levothyroxine (XP-8121)
XP-8121 is a novel hypothyroidism product candidate, a once weekly subcutaneous levothyroxine formulated with XeriJect. It could potentially mitigate challenges associated with daily oral levothyroxine, the current standard of care for treating hypothyroidism, consistently achieving normal levels of thyroid stimulating hormone ("TSH") due to the many barriers to absorbing oral levothyroxine. Preclinical studies of XP-8121 showed a sustained plasma exposure profile and similar highest concentration of a drug in the blood, or Cmax, when compared with equivalent doses of the oral formulation. We have completed a Phase 1 study of XP-8121 to evaluate the pharmacokinetics, safety and tolerability, and potential for weekly dosing in the treatment of hypothyroidism and a Phase 2 study of XP-8121 to evaluate the dose conversion of oral levothyroxine to XP-8121.
Levothyroxine and Hypothyroidism
The thyroid gland is responsible for the synthesis, storage, and release of metabolic hormones including thyroxine (T4) and triiodothyronine (T3). These hormones are crucial in the regulation of critical metabolic processes and are vital for normal growth and development during fetal life, infancy, and childhood.
Therapeutically, levothyroxine is administered as a replacement for deficient thyroid hormones. The goal of the therapy is restoration of the euthyroid state which can reverse the clinical manifestations of hypothyroidism and significantly improve quality of life. The treatment of choice for correction of hypothyroidism is currently continuous daily oral administration of levothyroxine. It is one of the most widely prescribed drug products in the United States, but the complexity of maintaining biochemical and clinical euthyroidism in people undergoing treatment with oral levothyroxine is challenging. It has been reported that 20% to 40% or more of people undergoing treatment with oral levothyroxine are not able to consistently maintain TSH levels within the normal range due to factors that include, but are not limited to, drug formulation, use of the drug with food, adherence to the drug, use of concomitant medications, and pre-existing medical conditions. Many people failing to reach target TSH levels are managed by increasing their levothyroxine daily dose. However, levothyroxine is a drug with a narrow therapeutic index, meaning that relatively small deviations from the proper dose can cause a clinically meaningful shift in pharmacological effects when administered; thus, the titration of levothyroxine oral drug may be a tailored and incremental process.
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
In October 2022, we reported positive topline Phase 1 data of XP-8121. The data showed that subjects receiving XP-8121 subcutaneous had slower absorption, lower peak plasma, and higher extended exposure compared to Synthroid PO at the comparable dose of 600 μg. In addition, exposure was proportional over the range of ascending XP-8121 doses studied. Simulations based on a population pharmacokinetic model indicated that exposure from weekly XP-8121 1200 μg SC doses overlapped daily Synthroid PO 300 μg suggesting a dose conversion factor of 4x. Importantly, single SC doses of XP-8121 at all doses were generally well-tolerated and the XP-8121 doses studied were generally comparable to Synthroid 600 μg PO with respect to the safety findings. In June 2023, we initiated a non-randomized, open-label, single arm, self-controlled Phase 2 study to determine a target dose conversion factor from stably dosed oral levothyroxine to XP-8121 in people with hypothyroidism and also assess the safety and tolerability after once-weekly subcutaneous injections. The data established an average once-weekly SC dose of XP-8121 and confirmed our previous Phase 1 study of a four-time target dose conversion factor when switching from once-daily oral administration of levothyroxine. Participants who completed the study rated higher treatment satisfaction with XP-8121 compared to oral levothyroxine and a majority (72%) indicated a strong preference for the subcutaneous route of administration. An FDA End-of-Phase 2 meeting was held in the second half of 2024 to discuss expectations for a Phase 3 pivotal study program and eventual New Drug Application ("NDA") submission. The FDA agreed with our proposal to conduct a single non-inferiority efficacy trial comparing once-daily oral levothyroxine to once-weekly XP-8121 in adults with primary hypothyroidism. Efficacy will be determined by the percentage of participants achieving euthyroidism (normal TSH) at 30 weeks.
Market Opportunity
Hypothyroidism affects approximately 15 to 25 million people in the United States. For nearly 100 years, the only available option to treat people with hypothyroidism has been with oral levothyroxine. Levothyroxine in its various branded and generic forms is one of the five most prescribed drugs in the United States with more than one hundred million prescriptions written annually. Complications associated with a requirement to take medicines by mouth, every day, are well-documented and include difficulties in swallowing, gastrointestinal malabsorption or intolerance, potential interactions with other orally administered medications, and general non-adherence given the daily regimen. Any of these complications can contribute to suboptimal treatment requiring higher dosing, generally poor control over TSH levels, or complete treatment failure. We believe XP-8121 to be well-suited to address these challenges. XP-8121 is designed to be a once-weekly, small-volume, subcutaneous injection which, given its route of administration, bypasses the gastrointestinal tract and could avoid many of the therapeutic complications associated with the use of oral forms of levothyroxine. We believe that our novel approach to treatment has the potential to establish a new standard of care for hypothyroidism.
Our Proprietary Technology
In the presence of water, many drugs have poor solubility and stability. Our proprietary non-aqueous technology is designed to address the challenges associated with formulating certain drugs and overcome the inherent limitations of conventional aqueous-based formulation approaches. Injectable pharmaceuticals have conventionally been developed using aqueous formulations. To optimize their stability and enable longer-term storage, many of these products are freeze dried into a powder and, when needed, must be reconstituted with an aqueous diluent. This is typically associated with a challenging multi-step procedure with significant potential for error. Furthermore, these drugs can begin to break down once combined with water, which requires the reconstituted product to be used immediately or otherwise be refrigerated. In addition, many of these drugs can require complicated formulations and large injection volumes to make them soluble. For many products, these volumes are too large for SC or intramuscular (IM) delivery and instead necessitate IV infusion over several hours. These products can be difficult or painful to administer and have limited portability, resulting in an overall poor experience for patients and caregivers.
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
The proprietary XeriSol non-aqueous technology is designed to address the limitations of aqueous formulations for peptide and small molecule drugs. The solutions are formulated using biocompatible, non-aqueous solutions that impart high stability and solubility to drugs allowing for development of room temperature stable, ready-to-use formulations. XeriSol formulations have been used extensively in global commercial products (Gvoke) and clinical trials.
The proprietary XeriJect non-aqueous technology is designed as an innovative, ready-to-use, viscoelastic pharmaceutical suspension that has the potential to improve drug delivery, lower treatment burden and improve patients' lives across a broad range of therapeutic categories. XeriJect suspensions maximize drug loadings at >400mg/mL, enable small volume subcutaneous injections and do not settle on storage. The suspensions use FDA-approved excipients and leverage known manufacturing processes. XeriJect formulation science is well suited for drugs and biologics including large molecules such as proteins, monoclonal antibodies, and vaccines.
The technology associated with both the XeriSol and XeriJect is protected by an extensive patent estate, trade secrets and know-how, and it is available for licensing. We believe that our technology capabilities can lead to products that will improve outcomes and enable easier administration while reducing costs for payors and the healthcare system.
Collaboration and Partnerships
We believe that in addition to developing our own products, our proprietary XeriSol and XeriJect technology capabilities could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To enhance and further exploit our core formulation science, we plan to continue to collaborate with other pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. This strategy is designed to broaden our revenue stream and enhance the formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics. The goal being to ultimately enter into commercial licensing agreements with our partners upon successful completion of formulation development.
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
Levoketoconazole is the active pharmaceutical ingredient ("API") used in Recorlev. Regis Technologies, Inc. ("Regis") has been actively involved in the development and manufacturing of levoketoconazole and its facility in Illinois is our sole source for API. We have entered into a supply agreement with Regis. We believe that Regis has sufficient capacity to satisfy our long-term API requirements for Recorlev.
Manufacturing Recorlev drug product requires a conventional solid oral dosage form manufacturing facility. Lonza Tampa, LLC (f/k/a Xcelience, LLC, "Lonza") has been actively involved in the development and manufacturing of Recorlev and its facility in Florida is our sole source for drug product. We have entered into a supply agreement with Lonza. We believe that Lonza has sufficient capacity to satisfy our long-term development and manufacturing requirements for Recorlev.
Glucagon is the API used in Gvoke and our ready-to-use glucagon product candidates. Bachem Americas, Inc., ("Bachem") is our primary commercial source for glucagon API. Bachem holds a United States drug master file for glucagon produced at its facility in Switzerland, and its manufacturing process is fully validated. We have entered into a non-exclusive supply agreement with Bachem. We believe that Bachem has sufficient capacity to satisfy our long-term glucagon API requirements for Gvoke and other ready-to-use glucagon product candidates.
Manufacturing drug product for Gvoke requires an aseptic fill/finish facility capable of handling solvents and a cyclic olefinic polymer syringe. Pyramid Laboratories, Inc. ("Pyramid") has been actively involved in the development and manufacturing of Gvoke. Its facility in California is our primary source for drug product. We have entered into a non-exclusive supply agreement with Pyramid. We believe that Pyramid has sufficient capacity to satisfy our long-term demand requirements for Gvoke.
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
We believe that a number of CMOs can provide suitable secondary packaging services for Recorlev and Gvoke, and we have entered into commercial supply agreements with one vendor. A number of third-party logistic providers can provide commercial order processing and finished goods distribution services to the United States specialty pharmacies and wholesale customers, and we have a commercial distribution agreement with one such vendor for Recorlev, Gvoke and Keveyis.
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

■
Recorlev: A number of therapies are currently approved or in various stages of development for endogenous Cushing’s syndrome. Currently, there are no therapies broadly marketed for the treatment of endogenous Cushing’s syndrome patients in the United States. Korlym (mifepristone), marketed by Corcept Therapeutics, is indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In addition, Teva Pharmaceutical Industries Limited initiated the launch of a generic version of mifepristone in early 2024. Signifor (pasireotide) and Signifor LAR are marketed by Recordati in the United States and are indicated for the treatment of adult patients with Cushing's disease for whom pituitary surgery is not an option or has not been curative. Isturisa (osilodrostat), a cortisol synthesis inhibitor indicated for adult patients with Cushing’s disease for whom pituitary surgery is not an option or has not been curative, is also marketed by Recordati. A number of products, including ketoconazole, metyrapone, cabergoline, mitotane and etomidate are used off-label for the treatment of Cushing’s syndrome in the United States. Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries. We are also facing potential competition from a number of pipeline products in development, such as Relacorilant (CORT125134), a selective glucocorticoid receptor antagonist being developed by Corcept Therapeutics Incorporated, Clofutriben (SPI-62), a HSD-1 inhibitor being developed by Sparrow Pharmaceuticals, Atumelnant (CRN04894), an ACTH Antagonist being developed by Crinetics Pharmaceuticals, and AG13909, an anti-ACTH monoclonal antibody being developed by Lundbeck.

■
Gvoke: Two traditional emergency glucagon kits are currently available to treat severe hypoglycemia: Fresenius Kabi's Glucagon Emergency Kit and Amphastar's generic Glucagon for Injection Emergency Kit. At least two other pharmaceutical manufacturers, Lupin Limited and Viatris, have also expressed their intentions to market traditional emergency glucagon kits in the future. In addition to Gvoke, two ready-to-use glucagon products are currently available to treat severe hypoglycemia. The first is Amphastar's intranasal glucagon dry powder, Baqsimi, and the second is Zealand Pharma’s dasiglucagon auto-injector, Zegalogue, which is currently commercialized by Novo Nordisk.

■
Keveyis: In late 2022, the FDA approved a generic version of our Keveyis product, which is marketed by Torrent Pharmaceuticals Ltd. ("Torrent"). In May 2024, Torrent partnered with Cycle Pharmaceuticals Ltd ("Cycle Pharmaceuticals") to launch Ormalvi, a branded generic version of our Keveyis product. Another product, acetazolamide, an oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in the form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others.

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
Patent Rights
We currently own 163 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 64 granted patents globally related to our platform technologies, and 8 patents granted in the United States and listed in the United States Food and Drug Administration ("FDA") Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,478,471, and 11,903,940, which were granted on June 1, 2021, March 22, 2022, October 25, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.
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
Other Intellectual Property Rights
We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own registered trademarks for the mark Xeris Pharmaceuticals in the United States, for the marks Gvoke, Gvoke HypoPen and HypoPen in the United States and several ex-United States countries, the registered trademarks for XeriSol and XeriJect in the United States, Australia, China, the EU, the UK, Japan, South Korea and Mexico. We also own additional pending trademark applications for XeriSol and XeriJect in the United States and a number of ex-US countries, and for the marks Gvoke and Gvoke HypoPen in a number of ex-United States countries, all for use in connection with our pharmaceutical research and development and products, as well as trade names that could be used with our product candidates.
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

Certain of our products and product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If our drug products, along with our combination product, marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Gvoke and some of our product candidates, the primary mode of action is attributable to the drug component of the product, or biological component of the product, which means that the FDA’s Center for Drug Evaluation and Research ("CDER") or the FDA’s Center for Biologics Evaluation and Research ("CBER") has primary jurisdiction over the premarket development, review and approval of the combination product. Accordingly, we plan to continue to investigate our products through the Investigational New Drug ("IND") framework and seek approval through the NDA or Biologics License Applications ("BLA") pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the device component of our combination products, but this could change during the course of its review of any marketing application that we may submit. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

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
Drug-device combination products present unique challenges for competitors seeking approval of an ANDA for generic versions of combination products. Generally, the FDA reviews both the drug and device constituents of a proposed generic product to determine whether it is the same as the innovator product, including whether the basic design and operating principles of the device component are the same and whether minor differences require significant differences in labeling for safe and effective use. If the FDA determines that the device component of the proposed generic product is not the same in terms of performance and critical design, or that the labeling is not the same, it generally will not approve the ANDA. Likewise, if the FDA determines that certain clinical studies, such as clinical usability or human factors studies, are necessary to demonstrate the safety and/or effectiveness of the device component, the FDA generally will not accept or approve an ANDA for a combination product and will instead require the submission of a full NDA or 505(b)(2) application.
Post-Marketing Requirements
Any products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the product, providing the applicable regulatory authorities with updated safety and efficacy information, and product sampling and distribution requirements in accordance with the Prescription Drug Marketing Act ("PDMA"), a part of the FDCA, as well as the Drug Supply Chain Security Act ("DSCSA"). The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Moreover, each component of a combination product retains its regulatory status (as a drug or device, for example) and is subject to the requirements established by the FDA for that type of component. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The DSCSA requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
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
A biological product or drug can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.
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
Other Healthcare Laws and Compliance Requirements
In addition to FDA restrictions on the marketing of pharmaceutical products and medical devices, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to broadly applicable healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the Department of Health and Human Services ("HHS"), the Department of Justice ("DOJ"), the Drug Enforcement Administration ("DEA"), the Consumer Product Safety Commission ("CPSC"), the Federal Trade Commission ("FTC"), the Occupational Safety & Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and state and local governments. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government and the states in which we conduct our business as well as in foreign jurisdictions in which we may conduct trials or where we may otherwise be subject to local regulation. The laws that may affect our ability to operate include:

■
Anti-Kickback Statute ("AKS"). The federal AKS makes it illegal for any person or entity (including a prescription drug manufacturer or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay remuneration, directly or indirectly, in cash or in kind, in exchange for or intended to induce or reward either the referral of an individual for, or the purchase, order, prescription or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act ("FCA") or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare program;

■	the federal civil and criminal false claims and civil monetary penalties laws, including the FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. Companies that submit claims directly to payors also may be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
■	the anti-inducement law prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

■
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-United States laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, we may be subject to state and non-United States equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states have adopted laws similar to the AKS, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. In addition, there are state and non-United States laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, disgorgement, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the United States government. In addition, private individuals have the ability to bring actions on behalf of the United States government under the FCA as well as under the false claims laws of several states.
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
In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs ("PAPs") and copay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS Office of Inspector General ("OIG"). In addition, at least one insurer has directed its network pharmacies to no longer accept copay coupons for certain specialty drugs the insurer identified. Our copay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s (defined below) marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using copay coupons. Accordingly, companies exclude these Part D beneficiaries from using copay coupons.
Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("ACA") was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

■
made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs;

■
imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., "donut hole") as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

■	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations,
■	expanded the entities eligible for discounts under the 340B Drug Discount Program,
■	imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and
■	established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted, including:

■	the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2031;
■
on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years;

■	on April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces;
■	on May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020;
■	due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation; and
■	in August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program The effects of the IRA on our business and the healthcare industry in general is not yet known.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden had issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. In January 2025, President Trump rescinded the October 2022 executive order from President Biden. Although proposals to lower prescription drug costs may require authorization through additional legislation to become effective, Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
Human Capital Resources
As of December 31, 2024, we had 394 full-time employees in the United States, 229 of whom were primarily engaged in sales and marketing, 108 of whom were primarily engaged in general administration, and 57 of whom were primarily engaged in product development and research.
We believe our success will depend on, among other things, our ability to continue to hire and retain the necessary qualified personnel across all departments in our organization, as we expand the commercialization of our products. Our Senior Vice President, Human Resources is responsible for developing and executing our human capital strategy. This includes the attraction, retention, development and engagement of talent to deliver on the Company’s strategy. The executive management team regularly updates our board of directors and its committees on the operation and status of our human capital trends and activities.
Diversity, Equity and Inclusion
We are committed to building a company that provides an inclusive environment where we invite and encourage diverse perspectives, ideas, and people. With that goal in mind, we have established a committee comprised of employees and sponsored by key executive team members to continue building a strategic plan designed to promote a diverse and inclusive work environment. We believe these initiatives and a workforce with diverse backgrounds, experiences and viewpoints will continue to help the Company achieve innovative solutions to our business challenges. We continue to track key human capital metrics and to think of new ways to best support our employees to help advance their careers.
Training and Talent Development
We believe that our employees are the key to our success, and we believe their development is what drives our growth and prosperity as a company. To support employee development, as well as plan for short- and long-term business success, we review and update a company succession plan regularly and we offer a number of development opportunities for our employees through various methods. Our succession plan is reviewed with our board of directors annually. In addition, upon joining the company, all new employees are required to become familiar with our policies, including our Code of Business Conduct and Ethics and Employee Handbook, and complete compliance training, and existing employees are required to acknowledge current policies annually.
Compensation and Benefits
An important part of attracting and retaining key talent is competitive pay and benefits. To work to ensure our compensation and benefits programs are competitive, we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our programs and to provide benchmarking against our peers within the industry. Our pay for performance philosophy seeks to motivate and reward employees while accomplishing the Company’s short and long-term strategic goals. As part of a robust performance management process, employees are evaluated both on what they accomplished and how they demonstrated our values. Annual salary increases and incentive bonuses are based on both individual and corporate performance factors.
As a long-term incentive, to encourage our employees to think like owners and share in the Company’s long-term success, employees are granted equity in the form of stock options or restricted stock units and can elect to participate in our employee stock purchase plan. Employees are generally eligible for health insurance, paid and unpaid leaves, including paid parental leave, paid caregiver leave, retirement plans with an employer contribution match, life and disability/accident coverage, parking or commuter assistance, an employee assistance program providing mental health, legal and financial health resources, and a wellness reimbursement benefit.
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
Corporate Information
We were incorporated under the laws of the State of Delaware in 2021. Our principal offices are located at 1375 West Fulton Street, Chicago, Illinois, 60607, and our telephone number is (844) 445-5704. Our common stock is listed on The Nasdaq Global Select Market under the symbol "XERS." Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report.
Available Information
Our website address is www.xerispharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") are available through the "Investors" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.xerispharma.com.
Investors and others should note that we announce material financial information to our investors through the "Investors" portion of our website, press releases, SEC filings and public conference calls and webcasts. We also use these channels to disclose information about the company, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and for complying with our disclosure obligations under Regulation FD. The information we post through these channels may be deemed material. Accordingly, we encourage investors to review the information we make available through these channels.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. You should also consider the other information included in this Annual Report as well as our other filings with the SEC.
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
We have incurred significant losses in every fiscal year since inception. For the years ended December 31, 2024, 2023 and 2022, we reported a net loss of $54.8 million, $62.3 million and $94.7 million, respectively. In addition, our accumulated deficit as of December 31, 2024 was $671.9 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Recorlev, Gvoke and Keveyis, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Recorlev, Gvoke and Keveyis commercial strategies in the United States;
■	continue our research and development efforts;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies prior to and at the early stages of commercialization of any product candidates, especially biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing biopharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to successfully execute our commercialization strategy and may not be successful in doing so. We expect our financial condition and operating results to continue to fluctuate significantly from period to period to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We may never be profitable or be able to sustain revenues or, if achieved, sustain profitability in the future and we may not be able to continue operations without additional fundings.
Our ability to generate revenue from Recorlev, Gvoke and Keveyis, and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

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

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Recorlev, Gvoke and Keveyis. Regardless of these expenditures, our products and our product candidates, if developed and approved, may not be commercially successful. Although we generate revenue from Recorlev, Gvoke and Keveyis, if we are unable to generate sufficient product revenue, we will not become profitable. In addition, although we are pursuing formulation and development partnerships related to our XeriSol and XeriJect formulation technologies, we may not enter into any additional partnerships or, even if we enter into future partnerships, we may not generate significant revenue in connection with those agreements. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.
Risks Related to Future Financial Condition
We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Recorlev, Gvoke and Keveyis and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility, including due to geopolitical instability, fluctuating interest rates and inflation rates, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also materially and adversely impact our ability to access capital as and when needed and increase our cost of capital even if available.
We may be required to or choose to obtain further funding through public equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us would be senior to our common stock, would likely cause us to incur significant interest expense or other costs, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions and in-licensing opportunities. Under our refinanced credit facility dated March 5, 2024, as amended (the "Amended and Restated Credit Agreement"), with the lenders from time to time parties thereto (the "New Lenders"), Hayfin Services LLP, as administrative agent for the New Lenders, Xeris Pharmaceuticals, Inc., Xeris Biopharma Holdings, Inc. and our subsidiaries party thereto, we are restricted in our ability to incur additional indebtedness and to pay dividends. Any additional debt financing that we may secure in the future could include similar or more restrictive covenants relating to our capital raising activities, buying or selling assets and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Amended and Restated Credit Agreement is secured by substantially all of our property and assets, including our intellectual property assets, subject to certain exceptions.
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
On June 30, 2020, we completed a public offering of $86.3 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the "2025 Convertible Notes"), including $11.3 million pursuant to the underwriters' option to purchase additional notes which was exercised in July 2020. A total principal amount of $39.1 million of the 2025 Convertible Notes converted into equity in the second half of 2020. On September 29, 2023, we completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Senior Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of December 31, 2024, the

outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million. Under the Amended and Restated Credit Agreement, $15.2 million of the debt facility is available to redeem, if needed, Xeris’ outstanding 2025 Convertible Notes. The 2025 Convertible Notes are governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture thereto dated June 30, 2020 and the second supplemental indenture thereto dated October 5, 2021 (collectively, the "2025 Supplemental Indentures" and together with the 2025 Base Indenture, the "2025 Indenture"), each between us and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association) ("U.S. Bank"), as trustee. The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") between us and U.S. Bank, as trustee. Failure to satisfy our current and future debt obligations under the Indentures could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indentures as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes when required will constitute a default under the Indentures that govern the Convertible Notes. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Amended and Restated Credit Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
In addition, we have $200.0 million of term loans outstanding under our Amended and Restated Credit Agreement as of December 31, 2024. All obligations under our Amended and Restated Credit Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Amended and Restated Credit Agreement could result in an event of default thereunder and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended and Restated Credit Agreement, including the Indentures. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Amended and Restated Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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
We use various factors to estimate the provision for returns, including, but not limited to, the launch date of products, historical customer return rates, third-party industry data for comparable products in the market and estimated channel inventory data. In a reporting period, we have in the past and may in the future constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product, price changes of competitive products and introductions of generic products. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.
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
To date, we have expended significant time, resources, and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on marketing and commercializing our approved products, Recorlev, Gvoke and Keveyis, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Gvoke, Recorlev, Keveyis, and our product candidates include several key assumptions of the market size and pricing for commercially available products as of the date of the estimate and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Recorlev, Gvoke and Keveyis may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement".
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
■
regulatory authorities may impose conditions under a REMS including distribution of a medication guide to patients outlining the risks of such side effects or imposing distribution or use restrictions;

■	we may be required to change the way a product is administered, conduct additional clinical trials or change the labeling of the product;
■	we may be subject to limitations on how we may promote the product;
■	sales of the product may decrease significantly;
■	we may be subject to litigation or products liability claims; and
■	our reputation may suffer.
If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, patients and third-party payors, we may never generate significant revenue from these product candidates, and our business, financial condition and results of operations may be materially harmed. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new therapeutics are introduced that are more favorably received than our products or that render our products obsolete, or if significant adverse events occur. In addition, in the United States, the federal government provides funding for comparative effectiveness research, which may compare our products with other treatments and may result in published findings that would, in turn, discourage use of our products by physicians, patients and third-party payors. Similar research is funded in other countries, including some countries in Europe. If our products do not achieve and maintain market acceptance, we will not be able to generate sufficient revenue from product sales to attain profitability.
We operate in a competitive business environment, which may have an adverse impact on our revenue. If we are unable to compete successfully against our existing or future competitors, our sales and operating results may be negatively affected and we may not successfully commercialize our products or product candidates, even if approved.
The pharmaceutical and biotechnology industries are characterized by intense competition and significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. While we believe that our product and product candidate platform, development expertise and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of our current and potential competitors are major pharmaceutical companies that have substantially greater financial, technical, manufacturing and marketing resources than we do, and they may succeed in developing or marketing products that would render our products obsolete or noncompetitive. Our ability to compete successfully will depend on our ability to develop future products and continue to produce products that reach the market in a timely manner, are well adopted by patients and healthcare providers and receive adequate coverage and reimbursement from third-party payors. Competitors may also develop and patent processes or products earlier than we can or obtain regulatory clearance or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar processes, or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products or product candidates, if approved, could be negatively affected and our results of operations could suffer. Because of the size of the potential market for certain of our products and product candidates, companies have in the past and will in the future dedicate significant resources to developing products competitive to such products and product candidates.
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
Keveyis (dichlorphenamide) is an oral carbonic anhydrase inhibitor that was approved in the United States to treat hyperkalemic, hypokalemic, and related variants of PPP for which orphan drug exclusivity ended on August 7, 2022. Torrent's ANDA for generic dichlorphenamide was approved on December 29, 2022 and now competes with Keveyis, which may adversely impact our revenue. In May 2024, Torrent partnered with Cycle Pharmaceuticals to launch Ormalvi, a branded generic version of our Keveyis product. In addition, due to the end of orphan drug exclusivity, we expect that additional generic competitors could emerge which may also contribute to the erosion of Keveyis sales. Acetazolamide, another oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others. We are not aware of drugs currently in development for prophylactic chronic treatment of PPP.
We are also currently aware of various companies that are marketing existing drugs that may compete with Recorlev, such as Corcept Therapeutics and Recordati. To our knowledge, the products used for the treatment of endogenous Cushing's syndrome patients who fail or are ineligible for surgery in the United States and Europe are: Korlym (mifepristone) marketed by Corcept Therapeutics in the United States; Signifor LAR (pasireotide) and Isturisa (osilodrostat), both marketed by Recordati in the United States and European Union ("EU"); and ketoconazole, metyrapone and mitotane marketed by HRA in the EU. Corcept is developing relacorilant, a second-generation glucocorticoid receptor modulator; currently in Phase 3. Ketoconazole is used off-label for treatment of Cushing's syndrome in the United States. Regulatory approval of ketoconazole for the treatment of endogenous Cushing's syndrome in the United States, which is not currently being sought by any sponsor to our knowledge, could significantly increase competition for Recorlev due to the similar mechanisms of action between the drug products.

If we are unable to establish or do not maintain sufficient marketing, sales and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products on terms acceptable to us, we may not be able to generate product revenue and our business, results of operations, and financial condition will be materially adversely affected.
We have developed our commercial infrastructure for the sales, marketing and distribution of Recorlev, Gvoke and Keveyis. In order to successfully commercialize our product candidates, we will need to maintain and may need to expand our marketing, sales, distribution, managerial and other non-technical capabilities and/or make arrangements with third parties to perform some or all of these services. We have established our sales force to market our products in the United States. In order to maintain and, if needed, expand our sales force, we compete with other companies to recruit, hire, train and retain sales and marketing personnel. There are significant expenses and risks involved with maintaining and, if needed, expanding, our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, obtain access to an adequate number of physicians and persuade them to prescribe our products and any product candidates that receive regulatory approval, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in our ability to maintain or expand, if needed, our internal sales, marketing and distribution capabilities would adversely impact the commercialization of Recorlev, Gvoke and Keveyis and the launch and commercialization of our product candidates, if approved. Even if we are able to recruit, hire and retain a sufficient number of sales representatives, they may not be effective at promoting our products.
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
Risks Related to Third-Parties Actions and Market Acceptance
Our reliance on third-party suppliers, including single-source suppliers, together with a limited number of possible suppliers and long development lead times to establish alternative sources for our products, product candidates, components and other key materials has in the past and may in the future impact our ability to develop our product candidates or to continue to commercialize Recorlev, Gvoke, Keveyis, or any product candidates that are approved.
We do not currently own or operate any manufacturing facilities for the production of Recorlev, Gvoke, or Keveyis for commercial supply or our product candidates for use in clinical trials. We rely on third-party suppliers to manufacture and supply our products and our product candidates. For Gvoke, we currently rely on a number of single-source suppliers, such as Bachem API, Pyramid for drug product, and SHL for auto-injector and final product assembly, and we have entered into several supply agreements including with Bachem, Pyramid and SHL.
Taro produces all of our requirements for Keveyis pursuant to a supply agreement. If the agreement were to be terminated by Taro prior to the next renewal in March of 2027, we will need to find a new third party to manufacture Keveyis or manufacture the product ourselves. Similarly, for Recorlev, we rely on a number of single-source suppliers, such as Regis for API and Lonza for finished drug product. In addition, we rely on other third parties to manufacture our product candidates for use in clinical trials. If any of these vendors are unable or unwilling to meet our future requirements, we may not be able to manufacture and/or supply our products in a timely manner.
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
Gvoke and some of our product candidates are drug-device combination products that are regulated under the drug regulations of the FDCA based on their primary mode of action as a drug. Third-party manufacturers may fail to comply with the CGMP regulatory requirements applicable to drug-device combination products, including applicable provisions of the FDA’s drug CGMP regulations, device CGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our products and product candidates, re-labeling or re-packaging of our products, operating restrictions and criminal prosecutions, any of which could significantly affect the supply of our products and product candidates. The facilities used by our contract manufacturers to manufacture our products and product candidates must be registered with the FDA and are subject to inspections conducted by the FDA to ensure compliance with CGMPs. Other foreign regulatory authorities may also require manufacturers to register manufacturing facilities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with CGMPs and the QSR. Contract manufacturers have in the past and may in the future face manufacturing or quality control problems causing drug substance or device component production and shipment delays, supply shortages or circumstances where the contractor may not be able to maintain compliance with the applicable CGMP or the QSR. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications, CGMP and/or the QSR and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or such foreign regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products or develop, obtain regulatory approval for or market our product candidates, if approved.
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
The introduction of new CGMP or QSR regulations or product specific requirements by a regulatory body may require that we source alternative materials, modify existing manufacturing processes, or implement design changes to our products that are subject to prior approval by the FDA or other regulatory authorities. We may also be required to reassess a third-party supplier’s compliance with all applicable new regulations and guidelines, which could further impede our ability to manufacture and supply products in a timely manner. As a result, we could incur increased production costs, experience supply interruptions, suffer damage to our reputation and experience an adverse effect on our business and financial results. For example, on January 31, 2024, the FDA issued a final rule which will be effective in 2026 to amend its QSR requirements to align more closely with the international consensus standards for medical devices. Specifically, the FDA amended the requirements primarily by incorporating by reference the 2016 edition of the International Organization of Standardization ("ISO"), ISO 13485 standard. While the ISO 13485 standard and the FDA’s QSR requirements are similar in certain aspects, we are evaluating whether we need to revise our compliance system and processes to be in line with the final rule. In addition, our reliance on third-party suppliers involves a number of additional risks, including, among other things:

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
The success of Recorlev, Gvoke, Keveyis and our product candidates will be dependent on their proper use by patients, healthcare practitioners and caregivers. Additionally, individual devices may fail.
We have designed our products to be operable by patients, caregivers, and healthcare practitioners. We cannot control the successful use of the product by patients, caregivers, and healthcare practitioners. If we are not successful in promoting the proper use of our products by patients, healthcare practitioners, and caregivers, we may not be able to achieve market acceptance or effectively commercialize our products. In addition, even in the event of proper use of our products, such as Gvoke, individual devices have in the past and may in the future fail. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we are not able to adequately inspect every tablet or device that is produced, and individual products have failed to perform as designed and may in the future fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of our products, result in negative press coverage, or increase the risk that we may be sued.
A small number of major customers account for a high percentage of our revenue, thus, the loss of any of these customers and our inability to enter into new customer relationships could negatively impact our business.
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our consolidated financial statements, for the years ended December 31, 2024, 2023 and 2022, four customers accounted for over 90% of the Company’s gross product revenue. At December 31, 2024 and 2023, the same four customers accounted for over 90% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships of similar magnitude, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.
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
We depend on independent clinical investigators, clinical research organizations, academic institutions and other third-party service providers to conduct clinical trials with and for our product candidates. Although we rely heavily on these parties for successful execution of our clinical trials, we are ultimately responsible for the results of their activities and many aspects of their activities are beyond our control. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with United States and foreign regulatory requirements or our stated protocols. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or may fail to timely communicate issues regarding our products to us. Further, conducting clinical trials in foreign countries, as we have done and may do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. The delay or early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials, or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.
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
The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA and other regulatory authorities in the United States and by comparable regulatory authorities in other countries. We are not permitted to market our product candidates in the United States until we receive approval of a NDA or BLA from the FDA. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, conditions for approval, regulations, standards of care, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
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
We cannot be certain that existing clinical trial results will be sufficient to support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Moreover, success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials or successful later-stage trials in other related indications. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a product candidate and may delay development of any of our product candidates. Any delay in, or termination of, our clinical trials will delay the submission of the applicable NDA or BLA to the FDA, the Marketing Authorisation Application to the European Medicines Agency or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenue.
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
Recorlev, Gvoke, Keveyis and our product candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to include safety warnings, require them to be taken off the market or otherwise limit their sales.
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

We have received orphan drug designation for Recorlev, Keveyis, and certain of our product candidates with respect to certain indications and may pursue such designation for others, but we may be unable to obtain such designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.
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
Even with the FDA approval of Recorlev, Gvoke and Keveyis in the United States, and the EMA and MHRA approval of Ogluo in the European Union ("EU") and the United Kingdom ("UK"), we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.
We do not have any products other than Recorlev, Gvoke, and Keveyis approved for sale in the United States, nor any products or product candidates other than Ogluo approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets outside of the EU and the UK. In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the United States.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA, the FTC and other agencies and government entities, including the DOJ and the Office of Inspector General of HHS, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warning or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA’s Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue. The FDA completed evaluation of our response and issued a close-out letter in August 2023 stating that it appears that we have addressed all the concerns contained in the untitled letter.
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
The FDA’s and foreign regulatory agencies’ policies are subject to change, and additional federal, state, local or non-United States governmental regulations may be enacted that could affect our ability to maintain compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that may arise from future legislation or administrative action, either in the United States or abroad. Moreover, the United States Supreme Court's July 2024 decision to overturn prior established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA's regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes.
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
Efforts to ensure that our business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices or those of our partners, including our arrangements with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or those of our partners are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement, deferred prosecution agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The United States government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we or our vendors have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
We currently have operations in the United States and in Ireland, and we maintain relationships with CMOs in certain parts of Europe, Asia and the United States for the manufacture of our products and product candidates. The FCPA prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission ("SEC") is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on United States exchanges for violations of the FCPA’s accounting provisions.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a "listed drug" which can be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our products or product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs and biologics based off recently approved NDAs and BLAs. The Creating and Restoring Equal Access to Equivalent Samples Act ("CREATES Act") was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to eligible product developers. The CREATES Act establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. Providing product samples and allocating additional resources to respond to such requests or any legal challenges under this law, could adversely impact our business. Competition from generic equivalents to our products or product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products or product candidates. For example, Amphastar's ANDA for generic Glucagon for Injection Emergency Kit was approved by the FDA on December 29, 2020 for the treatment of severe hypoglycemia and while we previously relied on orphan drug exclusivity in the marketing and sale of Keveyis through the expiration of orphan drug exclusivity, Torrent’s ANDA for generic dichlorphenamide was approved on December 29, 2022. In May 2024, Torrent partnered with Cycle Pharmaceuticals to launch Ormalvi, a branded generic version of our Keveyis product. We intend to rely on orphan drug exclusivity and if available, NCE exclusivity in the marketing and sale of Recorlev. While we applied for NCE exclusivity for Recorlev under section 505(u) of the FDCA, the FDA may determine that the Recorlev application does not meet the eligibility criteria under 505(u) for NCE exclusivity.
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
We are dependent and may in the future be dependent upon other pharmaceutical companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. In addition, we expect to seek one or more collaborators for the development and commercialization of one or more of our products or product candidates, particularly with respect to our pipeline product candidates or foreign geographies. We face significant competition in seeking appropriate collaborators. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies or enter into collaborations or other strategic arrangements and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates or approved products on terms that we find acceptable, or at all. In addition, even if we acquire the rights to product candidates, we may not be able to maintain such rights in the future.
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
Pending and future patent applications may not result in patents being issued which protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. For example, we currently have two United States patent applications pending with claims protecting therapeutic uses of Keveyis. Both of these patent applications are on appeal at the United States Court of Appeals for the Federal Circuit. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any future development partners will be successful in protecting our product candidates by obtaining, maintaining and defending patents. These risks and uncertainties include the following:

■
the United States Patent and Trademark Office ("USPTO") and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

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
A third party or former employee or collaborator may claim an ownership interest in one or more of our patents or other proprietary or intellectual property rights or those licensed from other parties. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing, and marketing of the affected product or products. A third party could assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel.
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
Disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA or other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, the retirement of personnel, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, executive orders and policy changes. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable and there have been efforts to reduce the costs of government agencies.
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
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including John Shannon, our Chief Executive Officer, Steven Pieper, our Chief Financial Officer, Kevin McCulloch, our President and Chief Operating Officer, Ken Johnson, our Senior Vice President, Global Development and Medical Affairs, and Beth Hecht, our Chief Legal Officer and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. In addition, we could also incur significant expenses related to the loss of any of these individuals. For example, in 2024, we incurred expenses related to the CEO succession plan. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.
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
The trading price of our common stock historically has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including:

■	our ability to successfully commercialize Recorlev, Gvoke, and Keveyis;
■	regulatory actions with respect to our products and product candidates;
■	regulatory actions with respect to our competitors’ products and product candidates;
■	the success of existing or new competitive products or technologies;
■	results of clinical trials of product candidates of our competitors;
■	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
■	the timing and results of clinical trials of our pipeline product candidates;
■	commencement or termination of collaborations for our development programs;
■	the results of our efforts to develop additional product candidates or products;
■	the level of expenses related to any of our product candidates or clinical development programs;
■	failure or discontinuation of any of our development programs;
■	the pricing and reimbursement of Recorlev, Gvoke, Keveyis or any of our product candidates that may be approved;
■	regulatory or legal developments in the United States and other countries;
■
developments, disputes or any litigation concerning, among other topics, patent applications, issued patents or other proprietary rights or our license and collaboration agreements or our third-party suppliers;

■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	dilution, or expected or potential dilution, relating to the issuance of additional shares of our common stock to satisfy conversion or make-whole payment obligations under, or interest on, our Convertible Notes;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate fluctuations, major bank failure or sustained financial market illiquidity; and
■	events that affect or have the potential to affect, general economic conditions, including but not limited to political unrest, trade disputes and tariffs, natural disasters, acts of war or terrorism, or any public health crisis.
In recent years, the stock markets, and particularly the stock of smaller pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Our stock price has fluctuated significantly. From January 1, 2024 through December 31, 2024, the closing price of our common stock has been as low as $1.70 per share and as high as $3.73 per share.
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
The Convertible Notes are convertible into shares of our common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the Convertible Notes, CVRs and warrants. During the second half of 2020, $39.1 million in principal amount of Convertible Notes were converted into 13,171,791 shares of our common stock. As of December 31, 2024, the outstanding balance of Convertible Notes was $48.8 million. If any more or all of the Convertible Notes are converted into shares of common stock, our existing stockholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of Convertible Notes may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the Convertible Notes is 326.7974 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 367.6470 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2025 Convertible Notes and 549.4505 shares of our common stock per $1,000 principal amount of Convertible Notes in the case of the 2028 Convertible Notes. As a result of the conversion rates of the Convertible Notes adjusting upward upon the occurrence of certain events, our existing stockholders may experience more dilution if any or all of the Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
Each CVR is worth up to $1.00, payable to CVR holders if future performance milestones are achieved, and settleable in cash, common stock, or a combination of cash and common stock, at our sole election. As of December 31, 2024, a performance milestone was achieved and settled in 7,525,048 shares of common stock worth $15.8 million and no other CVR obligation is outstanding.
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
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, under our Amended and Restated Credit Agreement, we are generally restricted from paying any dividends or making any distributions on account of our capital stock. Our ability to pay cash dividends also may be prohibited by future loan agreements. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.
Risks Related to Tax
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2024, we had federal net operating loss carryforwards of $480.1 million and various state net operating loss carryforwards of $375.1 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire in 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2024. As of December 31, 2024, we had $6.1 million and $5.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $6.1 million in federal income tax credits will begin to expire in 2038. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
Changes in tax law may adversely affect us or our investors.
The rules dealing with the United States federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the United States are capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems are vulnerable to damages from computer viruses, wrongful conduct by insider employees or vendors, natural disasters, unauthorized access, and cyber-attacks, including ransomware, social engineering (including phishing attacks), and other similar disruptions. Any system failure, accident or cybersecurity incident, compromise, or data breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims or government enforcement action against the Company and ultimately harm our business.
We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident or data breach has occurred. If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences.
Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems that process payment claims for payors was being taken offline for an undefined period due to a cybersecurity incident, such incident could reduce demand for our products and harm our revenues as physician providers are unable to use such systems to submit electronic prescriptions and pharmacies are unable to fill electronic prescriptions for our products. A material cybersecurity incident or data breach involving one of our customers, or third party suppliers, including an incident involving their customers or vendors, could materially affect our business strategy, results of operations, or financial condition.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our cybersecurity obligations to third parties, or any cybersecurity incidents or data breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in: governmental investigations, litigation, regulatory enforcement actions, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures, required notification and credit monitoring, public statements against us, third parties to lose trust in us, or claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.
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
Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator or third-party supplier to indemnify us and the collaborator or third-party supplier is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage and the collaborator or third-party supplier does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
We expect to continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur costs associated with our public company reporting requirements, and we expect those costs may increase in the future, particularly since we ceased to qualify as an "emerging growth company," as defined in the Jumpstart Our Business Startups Act enacted in April 2012, as of December 31, 2023 and as a "smaller reporting company" as of June 30, 2023. For example, we are no longer able to take advantage of certain exemptions and relief from various reporting requirements that are applicable to public companies that are not "emerging growth companies" or "smaller reporting companies". In particular and amongst other requirements, we are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and are subject to the full disclosure obligations regarding executive compensation in our periodic reports and proxy statements which rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.
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

The EU commission has adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework") agreed with the United States, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EEA and the United States is comparable to that offered in the EEA. This Framework provides a further avenue to ensure transfers to the United States are carried out in line with GDPR. Where we rely on the Framework as a transfer mechanism for international transfers of personal data to the United States, the Framework’s validity could be challenged and the Framework subsequently invalidated as a mechanism for transferring personal data to the United States like its predecessor Privacy Shield and Safe Harbor frameworks.
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
Many jurisdictions outside of Europe where we may do business or conduct trials in the future are also considering and/or have enacted comprehensive data protection legislation. In addition, we also continue to see jurisdictions imposing data localization laws. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services or conduct trials in those markets without significant additional costs. In the United States, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information.
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
We are exposed to the risk that our employees, independent contractors, consultants, collaborators and CROs may engage in fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-United States regulatory authorities, to provide accurate information to the FDA or comparable non-United States regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-United States regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions, and be time consuming.
Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflicts between Russia and Ukraine and Israel and Hamas, or other events could adversely affect our business and financial performance.
Economic uncertainty in various global markets caused by political instability and conflict and economic challenges has in the past resulted, and may continue to result, in weakened demand for our products. Political developments impacting government spending and international trade, including, potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. For example, President Trump has announced tariffs that affect China, Canada and Mexico. The effects of these events may continue or increase due to potential United States government shutdowns, uncertainty with respect to government policy in connection with the change in the United States’ presidential administration, and the United States’ ongoing trade disputes with China and other countries. In addition, the current military conflicts between Russia and Ukraine and Israel and Hamas could disrupt or otherwise adversely impact our operations. For example, the conflicts could result in sanctions, export controls or other actions that may be initiated by nations including the United States, the EU, Russia or countries or actors in the Middle East

(e.g., potential cyberattacks, disruption of energy flows, etc.) that could adversely affect our business and/or our supply chain or those of our third-party service providers. The United States and other countries could take other actions that may adversely affect our business should the conflicts further escalate. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, prolonged periods of fluctuating inflation, international trade disruptions, supply disruptions, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
Our operations are subject to the effects of fluctuating inflation.
The United States has recently experienced historically high and fluctuating levels of inflation which resulted in higher expenses. Although the rate of inflation has decreased recently, if the inflation rate increases, for example due to increases in the costs of labor and supplies, or remain at a high rate compared to recent historical periods, it will continue to affect our expenses, such as employee compensation, supply costs and research and development expenses. In addition, elevated and fluctuating inflation and interest rates has contributed to potential economic uncertainty in the larger economy. To the extent inflation and interest rates continue to fluctuate and have other adverse effects on the market, it may adversely affect our financial condition and results of operations.
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
Our cash held in non-interest bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") limits and is predominantly held at one institution, Wells Fargo Bank, N.A. If such banking institution or any future banking institutions where we maintain our cash were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. For example, the closure of Silicon Valley Bank, where we maintained a portion of our cash, Signature Bank and First Republic Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry, including concerns or rumors about any events of these kinds or similar risks, may lead to market-wide liquidity shortages and the FDIC may elect not to make all account holders whole. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds and could have a material adverse effect on our business and financial condition.
In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance ("ESG") matters. For instance, in 2024, the SEC enacted comprehensive climate change disclosure rules, although the SEC has since issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. If we are ultimately required to include extensive climate change related disclosures in our SEC filings, it would significantly increase our costs, divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards in areas such as environmental stewardship, board of directors and employee diversity, human capital management, corporate governance and transparency, our reputation could be negatively impacted, which could have a material adverse effect on our business or financial condition.
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
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. See "Risk Factors - General Risk Factors" for additional information.
Governance
Our information security program is overseen by our VP of Information Technology ("IT"). The VP of IT reports to the Chief Financial Officer and oversees the team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. The VP of IT possesses over twenty-five years of experience in information technology and approximately ten years in cybersecurity risk management.
Our Board of Directors ("Board") has responsibility for oversight of risk management and, pursuant to the Audit Committee Charter, has delegated to our Audit Committee oversight of our cybersecurity risk management program. The VP of IT provides reports to the Audit Committee at least annually as well as the Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external security professionals with the results of those reviews reported to senior management and the Board.
ITEM 2. PROPERTIES
Our principal office and development laboratory site are both located at 1375 West Fulton Street, Chicago, Illinois 60607 and occupy approximately 87,032 square feet of leased space. The lease term will expire on March 31, 2036. We believe that our offices are suitable and adequate to meet our needs.
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

PART II. OTHER INFORMATION
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
Holders of Record
On March 4, 2025, there were approximately 196 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividends Policy
We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
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
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock (including our predecessor entity) and each index on December 31, 2019 and its relative performance is tracked through December 31, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

		December 31,
$100 investment in stock or index	Ticker	2019	2020	2021	2022	2023	2024
Xeris	XERS	$100.00	$69.79	$41.56	$18.87	$33.33	$48.09
Nasdaq Composite Total Return	XCMP	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20

Comparison of Cumulative Total Return Among Xeris, Nasdaq Composite Index and Nasdaq Biotechnology Index
$250.00
$200.00
$150.00
$100.00
$50.00
$.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Xeris
Nasdaq Composite Total Return
Nasdaq Biotechnology (Total Return) Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K ("Annual Report"). This discussion contains forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A. Risk Factors, of this Annual Report. This discussion and analysis compares 2024 results to 2023. For discussion and analysis that compares 2023 results to 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report for the year ended December 31, 2023.
Overview
Xeris Biopharma Holdings, Inc. along with its subsidiaries, is referenced herein as the "Company", "Xeris", "Xeris Biopharma", "we" or "our". Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit.
We are a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. We offer Recorlev for the treatment of Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). We leverage our proprietary formulation technologies (XeriSol and XeriJect) in the creation of new products such as our own XP-8121 (once-weekly subcutaneous (SC) levothyroxine) as well as through the formation of development partnerships with other biopharmaceutical companies.
Financing
We have funded our operations to date primarily with proceeds from the sale of our common stock and debt financing.
For the years ended December 31, 2024 and 2023, we reported net losses of $54.8 million and $62.3 million, respectively. We have not been profitable since inception, and, as of December 31, 2024, our accumulated deficit was $671.9 million. In the near term, we expect to continue to incur net losses as we:

■	continue our marketing and selling efforts related to commercialization of Recorlev, Gvoke and Keveyis;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a higher interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the year ended December 31, 2024 and 2023 as well as factors that impact those items.
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
Amortization of intangible assets
Amortization of intangible assets relates to the amortization of our products: Recorlev and Keveyis. These two intangible assets are being amortized over a five-year and fourteen-year period, respectively, using the straight-line method.
Other income (expense)
Other income (expense) consists primarily of interest expense related to our convertible debt and loan, interest income earned on deposits and investments, debt refinancing costs and gains and losses on the change in fair value of the Contingent Value Rights ("CVRs").
Income tax
We have incurred operating losses since inception and therefore do not have any taxable income. As of December 31, 2024, we had federal net operating loss carryforwards of $480.1 million and various state net operating loss carryforwards of $375.1 million, $6.1 million in federal income tax credits will begin to expire in 2038, and the $5.5 million of state economic development and research and development credits began to expire in 2024.
Results of Operations
The following table summarizes our results of operations for the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Product revenue, net:
Gvoke	$82,829	$67,045	$15,784	23.5
Recorlev	64,277	29,547	34,730	117.5
Keveyis	49,530	56,772	(7,242)	(12.8)
Product revenue, net	196,636	153,364	43,272	28.2
Royalty, contract and other revenue	6,434	10,550	(4,116)	(39.0)
Total revenue	203,070	163,914	39,156	23.9

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	36,832	28,645	8,187	28.6
Research and development	25,560	22,341	3,219	14.4
Selling, general and administrative	163,481	146,095	17,386	11.9
Amortization of intangible assets	10,843	10,843	—	—
Total cost and expenses	236,716	207,924	28,792	13.8
Loss from operations	(33,646)	(44,010)	10,364	(23.5)
Other income (expense):
Interest and other income	5,321	4,751	570	12.0
Loss on debt extinguishment	—	(2,837)	2,837	(100.0)
Debt refinancing costs	(2,690)	—	(2,690)	100.0
Interest expense	(30,485)	(26,609)	(3,876)	14.6
Change in fair value of warrants	8	1	7	700.0
Change in fair value of contingent value rights	4,388	5,200	(812)	(15.6)
Total other expense	(23,458)	(19,494)	(3,964)	20.3
Net loss before benefit from income taxes	(57,104)	(63,504)	6,400	(10.1)
Income tax benefit	2,268	1,249	1,019	81.6
Net loss	$(54,836)	$(62,255)	$7,419	(11.9)
Product revenue, net
Gvoke
Net revenue increased by $15.8 million or 23.5% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to higher volume ($12.0 million or 17.9%), primarily driven by prescription growth, and favorable net pricing ($3.8 million or 5.6%).
Recorlev
Net revenue increased by $34.7 million or 117.5% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to higher volume ($30.8 million or 104.4%) and favorable net pricing ($3.9 million or 13.1%).
Keveyis
Net revenue decreased by $7.2 million or 12.8% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to lower volume ($8.3 million or 14.6%) partially offset by favorable net pricing ($1.1 million or 1.9%).
Cost of goods sold
Cost of goods sold increased by $8.2 million or 28.6% for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Cost of goods sold as a percent of total product revenue was 18.7% for the years ended December 31, 2024 and December 31, 2023. Additional inventory reserves from process changes required for Gvoke capacity expansion ($4.5 million or 2.3%) were offset by higher sales of products with a lower cost of goods sold (2.3%).
Research and development expenses

Research and development expenses increased by $3.2 million or 14.4% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by higher personnel related expense ($2.2 million), and increased spending for our pipeline ($1.0 million).
The following table summarizes our research and development expenses by type for the year ended December 31, 2024 and 2023:

	Years Ended December 31,		Change
	2024	2023	$	%
Project specific expenses:
Pipeline	$6,945	$5,941	$1,004	16.9
Technology development (1)	1,160	1,720	(560)	-32.6
Personnel related expenses	14,296	12,069	2,227	18.5
Lab supplies and equipment depreciation	1,655	1,409	246	17.5
Other	1,504	1,202	302	25.1
Total	$25,560	$22,341	$3,219	14.4
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $17.4 million or 11.9% for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was due to higher personnel related expense ($13.5 million), primarily due to investments made in the Recorlev commercial organization in the fourth quarter 2023 and the third quarter 2024, and the CEO succession plan and related restructuring the third quarter 2024 ($6.1 million), partially offset by lower external spend.
Amortization of intangible assets
For the years ended December 31, 2024 and December 31, 2023, amortization of intangible assets were both $10.8 million.
Other income (expense)
For the year ended December 31, 2024, interest expense increased $3.9 million or 14.6% compared to the year ended December 31, 2023. The increase is primarily due to a higher principal amount and increased interest rates.
For the year ended December 31, 2024, change in fair value of CVRs was a gain of $4.4 million, compared to $5.2 million for the year ended December 31, 2023. The gains were primarily due to the remeasurement of the CVR liability as a result of changes in our stock price prior to issuance of the common stock issued in settlement of a CVR in the first quarter of 2024 and the release of the CVR liability related to the Recorlev 2024 sales milestone.
For the year ended December 31, 2024, debt refinancing costs were $2.7 million related to the third party debt arrangements for advisory and legal fees.
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
Financing Transactions
In March 2022, we entered into a Credit Agreement and Guaranty, as amended (the "Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which we and our subsidiaries granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Credit Agreement provided for the Lenders to extend $100.0 million in term loans to us on the closing date and up to an additional $50.0 million in delayed draw term loan(s) during the one year period immediately following the closing date (collectively, the "Loans"). In December 2022, we borrowed the full amount of such $50.0 million delayed draw term loan under the Credit Agreement. In conjunction with the execution of the Credit Agreement, we repaid in full the outstanding balance under our Amended and Restated Loan agreement dated September 10, 2019, as amended ("Oxford Loan Agreement") with Oxford Finance LLC ("Oxford") of $43.5 million and fees of $2.1 million in connection with the loan repayment. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds were otherwise used for general corporate purposes.
In May 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, dated May 11, 2022 ("Sales Agreement") for the offering, issuance and sale of up to a maximum aggregate offering price of $75.0 million of common stock. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Either party may each terminate the Sales Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares pursuant to the Sales Agreement and we are unable to make sales under the Sales Agreement until a new Shelf Registration Statement is declared effective, a prospectus relating to the sales pursuant to the Sales Agreement is filed and we take certain steps in accordance with the terms of the Sales Agreement.
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of our 5.00% Convertible Senior Note due 2025 ("2025 Convertible Notes") for $33.6 million in aggregate principal amount of our 8.00% Convertible Senior Note due 2028 ("2028 Convertible Notes"). As of December 31, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.
In March 2024, we entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "New Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which we and our subsidiaries granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amended and restated the Credit Agreement in its entirety. The Credit Agreement provides for the New Lenders to extend $200.0 million in term loans to the Company on the closing date and up to an additional $15.2 million in additional term loans, which additional term loans are available only to redeem the Company's 2025 Convertible Notes.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $671.9 million at December 31, 2024. Based on our current operating plans and existing working capital at December 31, 2024, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

■	our degree of success in commercializing Recorlev, Gvoke and Keveyis;
■	the costs of commercialization activities, including product marketing, sales and distribution;
■	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
■	the effect on our product development activities of actions taken by the FDA or other regulatory authorities;
■	the number and types of future products we develop and commercialize;
■	the emergence of competing technologies and products and other adverse market developments; and
■	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.
As we continue the marketing and selling of Recorlev, Gvoke and Keveyis, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in "Note 1 – Liquidity and Capital Resources" above, there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Recorlev, Gvoke and Keveyis.
Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023

Net cash used in operating activities	$(36,981)	$(47,023)
Net cash used in investing activities	$4,883	$(6,004)
Net cash provided by/(used in) financing activities	$36,168	$(1,613)
Operating Activities
Net cash used in operating activities was $37.0 million for the year ended December 31, 2024, compared to $47.0 million used for the year ended December 31, 2023. The decrease in net cash used in operating activities was primarily driven by reduced working capital usage. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Annual Report.
Investing Activities

Net cash provided by investing activities was $4.9 million for the year ended December 31, 2024, compared to $6.0 million used for the year ended December 31, 2023. The cash provided by investing activities in 2024 was primarily due to fewer purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $36.2 million for the year ended December 31, 2024, compared to $1.6 million used for the year ended December 31, 2023. The cash provided by financing activities in 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
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
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are more fully described in "Note 2 - Summary of Significant Accounting Policies" of Item 8 in this Annual Report.
Revenue recognition
We apply the guidance in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, to all contracts with customers within the scope of the standard.
We sell product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. We enter into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to our products. We currently sell Recorlev, Gvoke and Keveyis in the United States.
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
Chargebacks
We arrange with certain commercial and government entities allowing them to buy products directly from wholesalers at specific prices. These entities purchase products through wholesalers at the discounted price and the wholesalers charge the difference between their list price and the discounted price back to us. We accrue estimated chargebacks based on estimated percentages of products sold to these entities, contract prices, and estimated levels of inventory in the distribution channel and record the chargebacks as a reduction of product revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.
    Product Returns
For some products, our customers generally have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. We use actual return data to estimate the provision for returns. In a reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While we believe that our returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.8 million impact on revenue in the year ended December 31, 2024. We record estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
Contingent considerations
The fair value of the CVRs was calculated by using a discounted cash flow method for the Keveyis patent milestone and an option pricing method for the Recorlev and Keveyis sales milestones. In the case of Keveyis milestones, we applied a scenario-based method and weighted them based on the possible achievement of the milestone. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. The key assumptions used include the discount rate and sales growth. The estimated value of the CVR consideration is based upon available information and certain assumptions which our management believes are reasonable under the circumstances. The ultimate payout under the CVRs may differ materially from the assumptions used in determining the fair value of the CVR consideration. This value is then remeasured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss.
NEW ACCOUNTING STANDARDS
Refer to "Note 2 - Basis of presentation and summary of significant accounting policies and estimates," for a description of recent accounting pronouncements applicable to our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at December 31, 2024 would increase or decrease interest income by approximately $0.8 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with research organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2024.

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
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xeris Biopharma Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the sales rebate accrual
Description of the Matter
As described in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company establishes a sales rebate accrual in the same period the related sales occur. At December 31, 2024, the Company had $29.1 million of accrued trade discounts and rebates, a large portion of which related to its sales rebate accruals for commercial and governmental rebate programs. The Company establishes its sales rebate accrual based on the applicable price of the products sold and related estimated payor rebate terms, and the estimated lag time between the sale and payment of the rebate.
Auditing the sales rebate accrual was complex and required significant auditor judgment because the accrual considers two subjective assumptions. These two assumptions are the lag time between the sale to the customer and payment of the rebate, and the final payer related to product sales that determines the applicable rebate terms. In determining these assumptions, the Company uses various sources of information, including historical data, changes to rebate programs and contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales rebate accrual. This included testing controls over management’s review of the significant assumptions and other inputs used in the estimation of the sales rebate accrual, including the significant assumptions discussed above. The testing was inclusive of management’s controls to evaluate the accuracy of its reserve judgments to actual rebates paid, rebate validation and processing, and controls to ensure that the data used to evaluate and support the significant assumptions was complete and accurate.
To test the sales rebate accruals, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included corroboration of inputs to historical information and source data. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures, based on historical data sources, to evaluate the completeness of the reserves.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2023.
Grand Rapids, Michigan
March 6, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Xeris Biopharma Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xeris Biopharma Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes and our report dated March 6, 2025 expressed an unqualified opinion thereon.
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
March 6, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Xeris Biopharma Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Xeris Biopharma Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chicago, Illinois
March 8, 2023, except for Note 18, as to which the date is March 6, 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$71,621	$67,449
Short-term investments	—	5,002
Trade accounts receivable, net	40,415	39,197
Inventory, net	48,175	38,838
Prepaid expenses and other current assets	7,451	5,778
Total current assets	167,662	156,264
Property and equipment, net	5,562	5,971
Operating lease right-of-use assets	22,649	23,204
Goodwill	22,859	22,859
Intangible assets, net	98,921	109,764
Other assets	5,407	4,540
Total assets	$323,060	$322,602
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,290	$11,565
Current portion of long-term debt	15,102	—
Current operating lease liabilities	6,080	3,495
Other accrued liabilities	27,716	23,510
Accrued trade discounts and rebates	29,084	22,149
Accrued returns reserve	19,082	14,198
Current portion of contingent value rights	—	19,109
Other current liabilities	1,089	1,167
Total current liabilities	100,443	95,193
Long-term debt, net of current portion and unamortized debt issuance costs	217,006	190,932
Non-current operating lease liabilities	33,259	34,764
Non-current contingent value rights	—	1,379
Deferred tax liabilities	—	2,268
Other liabilities	1,967	4,848
Total liabilities	352,675	329,384
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 149,429,410 and 138,130,715 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	15	14
Additional paid in capital	642,256	610,254
Accumulated deficit	(671,861)	(617,025)
Accumulated other comprehensive loss	(25)	(25)
Total stockholders' equity (deficit)	(29,615)	(6,782)
Total liabilities and stockholders' equity (deficit)	$323,060	$322,602
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Product revenue, net	$196,636	$153,364	$109,263
Royalty, contract and other revenue	6,434	10,550	985
Total revenue	203,070	163,914	110,248
Costs and expenses:
Cost of goods sold	36,832	28,645	22,634
Research and development	25,560	22,341	20,966
Selling, general and administrative	163,481	146,095	137,745
Amortization of intangible assets	10,843	10,843	10,843
Total costs and expenses	236,716	207,924	192,188
Loss from operations	(33,646)	(44,010)	(81,940)
Other income (expense):
Interest and other income	5,321	4,751	2,578
Loss on debt extinguishment, net	—	(2,837)	(1,223)
Debt refinancing costs	(2,690)	—	—
Interest expense	(30,485)	(26,609)	(14,102)
Change in fair value of warrants	8	1	1,760
Change in fair value of contingent value rights	4,388	5,200	(3,157)
Total other expense	(23,458)	(19,494)	(14,144)
Net loss before income taxes	(57,104)	(63,504)	(96,084)
Income tax benefit	2,268	1,249	1,424
Net loss	$(54,836)	$(62,255)	$(94,660)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	—	(2)	7
Foreign currency translation adjustments	—	—	1
Comprehensive loss	$(54,836)	$(62,257)	$(94,652)

Net loss per common share - basic and diluted	$(0.37)	$(0.45)	$(0.70)

Weighted average common shares outstanding - basic and diluted	146,772,758	137,674,857	135,628,721
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	124,873,316	$13	$555,359	$(31)	$(460,110)	$95,231
Net loss	—	—	—	—	(94,660)	(94,660)
Issuance of common stock and warrants upon equity offering	10,238,908	1	29,999	—	—	30,000
Issuance of warrants related to loan agreement	—	—	2,080	—	—	2,080
Exercise of stock options	11,228	—	8	—	—	8
Vesting of restricted stock units (net of 231,324 shares withheld for tax)	477,771	—	(468)	—	—	(468)
Stock-based compensation	—	—	12,160	—	—	12,160
Issuance of common stock through employee stock purchase plan	671,867	—	828	—	—	828
Other comprehensive loss	—	—	—	8	—	8
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(62,255)	(62,255)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 815,177 shares withheld for tax)	1,265,805	—	(1,009)	—	—	(1,009)
Stock-based compensation	—	—	10,716	—	—	10,716
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(2)	—	(2)
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(54,836)	(54,836)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	248,900	—	489	—	—	489
Vesting of restricted stock units (net of 1,553,340 shares withheld for tax)	2,862,527	—	(3,734)	—	—	(3,734)
Stock-based compensation	—	—	18,201	—	—	18,201
Issuance of common stock through employee stock purchase plan	662,220	—	1,244	—	—	1,244
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(54,836)	$(62,255)	$(94,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,227	1,487	1,399
Amortization of intangible assets	10,843	10,843	10,843
Amortization of premium/discount on investments	(747)	(1,263)	184
Amortization of debt discount and debt issuance costs	3,007	2,205	1,559
Amortization of operating right-of-use assets	555	830	426
Deferred income tax expense (benefit)	(2,268)	(1,249)	(1,424)
Stock-based compensation	18,363	10,716	12,160
Loss on extinguishment of debt	—	2,837	1,223
Loss on disposal of property and equipment	91	321	236
Gain on the remeasurement of lease liabilities	—	—	(1,084)
Change in fair value of warrants	(8)	(1)	(1,760)
Change in fair value of contingent value rights	(4,388)	(5,200)	3,157
Changes in operating assets and liabilities:
Trade accounts receivable	(1,218)	(8,367)	(13,374)
Prepaid expenses and other current assets	(1,673)	3,206	(3,887)
Inventory	(8,782)	(14,804)	(7,465)
Accounts payable	(9,613)	6,959	(4,318)
Other accrued liabilities	3,650	(5,855)	(11,384)
Accrued trade discounts and rebates	3,924	5,331	1,777
Accrued returns reserve	4,884	3,025	7,173
Supply agreement liabilities	—	(6,720)	(5,280)
Operating lease liabilities	1,080	7,538	(899)
Other	(1,072)	3,393	2,507
Net cash used in operating activities	(36,981)	(47,023)	(102,891)
Cash flows from investing activities:
Capital expenditures	(868)	(2,263)	(524)
Purchases of investments	(34,485)	(43,741)	—
Sales and maturities of investments	40,236	40,000	34,985
Net cash provided by (used in) investing activities	4,883	(6,004)	34,461
Cash flows from financing activities:
Proceeds from equity offerings	—	—	30,000
Proceeds from issuance of debt	—	—	146,214
Proceeds from debt refinancing	50,000	—	—
Payment of debt discount	(11,831)	—	—
Repayment of debt	—	—	(43,496)
Payments of debt issuance costs	—	(1,185)	(4,876)
Payments for loss on extinguishment of debt	—	—	(737)
Proceeds from issuance of employee stock purchase plan shares	1,244	549	828
Proceeds from exercise of stock awards	489	32	8
Repurchase of common stock withheld for taxes	(3,734)	(1,009)	(468)
Net cash provided by (used in) financing activities	36,168	(1,613)	127,473
Decrease in cash, cash equivalents and restricted cash	4,070	(54,640)	59,043
Cash, cash equivalents and restricted cash, beginning of year	71,674	126,314	67,271
Cash, cash equivalents and restricted cash, end of year	$75,744	$71,674	$126,314

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental schedule of cash flow information:
Cash paid for interest	$26,948	$27,686	$10,859
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of CVR liability	$15,803	$—	$—
Issuance of warrants related to loan agreement	$—	$—	$2,080
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$—	$—	$(6,277)
Initial current and non-current operating lease liabilities for adoption of ASU 2016-02	$—	$—	$14,013
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	$—	$(31,975)	$—
Issuance of convertible note	$—	$33,574	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2024	2023
Cash flows from operating activities:
Cash and cash equivalents	$71,621	$67,449
Restricted cash included in Other assets (1)	4,123	4,225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$75,744	$71,674
(1) These restricted cash items are primarily security deposit in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 1. Organization and Business
Nature of Business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. We offer Recorlev for the treatment of Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). We leverage our proprietary formulation technologies (XeriSol and XeriJect) in the creation of new products such as our own XP-8121 (once-weekly subcutaneous (SC) levothyroxine) as well as through the formation of development partnerships with other biopharmaceutical companies.
As used herein, the "Company" or "Xeris" refers to Xeris Pharmaceuticals, Inc. ("Xeris Pharma") when referring to periods prior to the acquisition of Strongbridge Biopharma plc ("Strongbridge") on October 5, 2021 and to Xeris Biopharma when referring to periods on or subsequent to October 5, 2021.
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit (glucagon).
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
Liquidity and Capital Resources
The Company has incurred operating losses since inception and has an accumulated deficit of $671.9 million as of December 31, 2024. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these consolidated financial statements. Based on the Company's current operating plans and existing working capital at December 31, 2024, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. There can be no assurance that such funding may be available to the Company on acceptable terms, or at all, or that the Company will be able to successfully market and sell Recorlev, Gvoke and Keveyis. Market volatility resulting from geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the potential for wider conflict in the Middle East, elevated and fluctuating interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures or other factors could also adversely impact the Company's ability to access capital as and when needed. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Estimates
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period.
Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB").

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Basis of Consolidation
These consolidated financial statements include the financial statements of Xeris Biopharma Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
The Company applies the guidance in ASC Topic 606, Revenue from Contracts with Customers, to all contracts with customers within the scope of the standard.
The Company sells product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company’s products. The Company currently sells Recorlev, Gvoke and Keveyis in the United States only.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
estimated levels of inventory in the distribution channel and records the chargebacks as a reduction of product revenue. Accrued chargebacks are recorded as an allowance against trade receivables on the consolidated balance sheets.
    Product Returns
For some products, the Company's customers may have the right to return product during the period beginning six months prior to the product expiration date and up to one year after the product expiration date. The Company uses actual return data to estimate the provision for returns. In a reporting period, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels, inventory dating, prescription data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products. While the Company believes that the returns reserve is sufficient to avoid a significant reversal of revenue in future periods, if it were to increase or decrease the rate by 1%, it would have a $1.8 million impact on revenue in the year ended December 31, 2024. The Company records estimated product returns in accrued returns reserve on the consolidated balance sheets and as a reduction of product revenue.
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
Concentration of Credit Risk
For the years ended December 31, 2024, 2023 and 2022, four customers accounted for 97%, 97%, and 96% of the Company’s gross product revenue, respectively. At each of December 31, 2024 and December 31, 2023, the same four customers accounted for 97% and 99% of the trade accounts receivable, net, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to uncertain tax positions, if any, within the provision for taxes in the statements of operations and comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, the Company did not accrue any interest or penalties on uncertain tax positions.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value.
The Company recognized no impairment charges for the years ended December 31, 2024, 2023 and 2022.

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
If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the net assets is less than their carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. In connection with the annual impairment test conducted in the fourth quarter of 2024, 2023 and 2022, the Company performed a qualitative assessment and determined that it was more likely than not that the fair value of the net assets exceeded their carrying value.
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
No impairment expense was recorded for identified intangible assets during the year ended December 31, 2024, 2023 and 2022.
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
Lease Accounting
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company excludes variable payments from lease ROU assets and lease liabilities to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. The Company’s operating leases expire at various times in 2031 and 2037, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. The Company does not have leases with residual value guarantees or similar covenants.
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
New Accounting Pronouncements
Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718). This standard amends various SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The standard does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted this standard with no impact on the Company's financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard eliminates certain accounting models to simplify the accounting for convertible instruments, expands the disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock will be reported as a single equity instrument with no separate accounting for embedded conversion features. This standard enhances the consistency of EPS calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted EPS calculations and disclosures. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows since the Company did not separately present in equity an embedded conversion feature in such debt but accounted for the convertible debt instrument wholly as debt.
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures. This standard requires an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company adopted this standard as of December 31, 2024. See "Note 18 – Segment reporting" for further details.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This Standard modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC's regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC's requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company adopted ASU 2023-06 on December 31, 2024, and it did not have a material impact on the financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients for application of GAAP, if certain criteria are met, to contracts and other transactions that reference London Inter-bank Offered Rate or other reference rates that are expected to be discontinued because of reference rate reform. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04 on December 31, 2024, and it did not have a material impact on the financial statements.
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
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments. The FASB issued final guidance to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions. The guidance, which is based on a consensus-for-exposure of the Emerging Issues Task Force (EITF), is intended to address issues that stakeholders encountered when applying the guidance on induced conversions in Accounting Standards Codification (ASC or Codification) 470-20, Debt — Debt with Conversion and Other Options, to certain settlements of cash convertible debt instruments. For all entities, the guidance is effective for fiscal years beginning after 15 December 2025, and interim reporting periods within those fiscal years. Early adoption is permitted for all entities that have adopted ASU 2020-06, which simplified an issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Years Ended December 31,
	2024	2023	2022
Product revenue:
Gvoke	$82,829	$67,045	$52,527
Recorlev	64,277	29,547	7,429
Keveyis	49,530	56,772	49,307
Product revenue, net	196,636	153,364	109,263
Royalty, contract and other revenue	6,434	10,550	985
Total revenue	$203,070	$163,914	$110,248
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
There were no short-term investments as of December 31, 2024. The following table represents the Company's short-term investments by major security type as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Investments:
U.S. government securities	$5,004	$—	$(2)	$5,002
Total available-for-sale investments	$5,004	$—	$(2)	$5,002

Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the years ended December 31, 2024, 2023 and 2022.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$31,732	$17,404
Work in process	10,991	10,959
Finished goods	5,452	10,475
Inventory, net	$48,175	$38,838
Inventory reserves were $7.7 million and $2.4 million at December 31, 2024 and December 31, 2023, respectively.
Note 6. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Lab equipment	$4,730	$4,153
Furniture and fixtures	530	539
Computer equipment	905	860
Office equipment	97	97
Software	507	374
Leasehold improvements	6,056	5,984
Total property and equipment	12,825	12,007
Less: accumulated depreciation and amortization	(7,263)	(6,036)
Property and equipment, net	$5,562	$5,971
Depreciation and amortization expense relating to property and equipment was $1.2 million, $1.5 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		December 31, 2024			December 31, 2023
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(7,150)	$3,850	$11,000	$(4,950)	$6,050
Definite-lived intangible asset - Recorlev	14	121,000	(25,929)	95,071	121,000	(17,286)	103,714
Total intangible assets		$132,000	$(33,079)	$98,921	$132,000	$(22,236)	$109,764
As of December 31, 2024, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2025	10,843
2026	10,293
2027	8,643
2028	8,643
2029	8,643
Thereafter	51,856
Total	$98,921

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 8. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued employee costs	$19,577	$16,956
Accrued interest expense	2,123	1,374
Accrued supply chain costs	871	523
Accrued marketing costs	1,506	598
Accrued research and development costs	766	960
Accrued other costs	2,873	3,099
Other accrued liabilities	$27,716	$23,510
Note 9. Debt
The components of debt are as follows (in thousands):

	December 31, 2024	December 31, 2023

Convertible senior notes	$49,204	$49,306
Less: unamortized debt issuance costs	(973)	(1,400)
Loan agreement	185,995	145,569
Less: unamortized debt issuance costs	(2,118)	(2,543)
Debt, net of unamortized debt issuance costs	$232,108	$190,932

Debt, net of unamortized debt issuance costs, current portion	$15,102	$—
Debt, net of unamortized debt issuance costs, non-current portion	217,006	190,932
Total debt, net of unamortized debt issuance costs	$232,108	$190,932
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
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). As of December 31, 2024, the outstanding balance of the 2025 Convertible Notes was $15.2 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rates of the 2025 Convertible Notes and 2028 Convertible Notes, including the amortization of debt issuance costs, were 6.3% and 8.9%, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The fair value of the Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of December 31, 2024, the fair value of the Convertible Notes was approximately $67.3 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 11 - Fair value measurement."
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
In March 2022, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into a Credit Agreement and Guaranty (as amended, modified or amended and restated from time to time, the "Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the "Agent"), pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Credit Agreement provided for the Lenders to extend $100.0 million in term loans to the Company on the closing date and up to an additional $50.0 million in delayed draw term loans during the one year period immediately following the closing date (collectively, the "Loans"). On December 28, 2022, the Company borrowed the full amount of such $50.0 million delayed draw term loan under the Credit Agreement. In conjunction with the execution of the Credit Agreement, the Oxford Loan Agreement remaining balance of $43.5 million and fees of $2.1 million in connection with the loan repayment were paid. In addition to utilizing the proceeds to repay the obligations under the Oxford Loan Agreement in full, the proceeds were otherwise used for general corporate purposes.
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "New Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement. The Amended and Restated Credit Agreement provided for the New Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans may only be used to redeem the 2025 Convertible Notes. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans will otherwise be used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
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
The following table sets forth the Company's future minimum principal payments on the Convertible Notes and the 2029 Loans (in thousands):

2025	$15,200
2026	—
2027	—
2028	33,574
2029	200,000
Thereafter	—
$248,774
For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest expense of $30.5 million, $26.6 million, and $14.1 million, respectively, of which $3.0 million, $2.2 million, and $1.6 million, respectively, related to the amortization of debt discount and issuance costs, respectively. Debt refinancing costs related to advisory and legal fees of $2.7 million were recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
Note 10. Warrants
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
As of December 31, 2024, the following warrants were outstanding:

Warrants classified as liabilities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
2018 Term A Warrants	53,720	$11.169	February 2025
2018 Term B Warrants	40,292	$11.169	September 2025
	94,012
Warrants classified as equities:
Warrants in connection with CRG loan amendment in January 2018	978,628	$12.760	January 2025
Warrants in connection with Avenue Capital loan agreement	209,633	$2.390	May 2025
Warrants in connection with Avenue Capital loan agreement	209,633	$2.390	December 2025
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Armistice securities purchase agreement	5,119,454	$3.223	February 2027
Warrants in connection with Hayfin Amended and Restated Credit Agreement	1,315,789	$2.280	March 2029
	7,959,136

In February 2025, the Company issued an aggregate of 450,585 of the Company’s common stock pursuant to a notice of cashless exercise of 1,052,631 warrants by Hayfin Services LLP, as administrative agent for the Lenders under the Credit Agreement, and 209,633 warrants by Avenue Capital.
In 2025, the warrants in connection with the CRG loan amendment and the 2018 Term A Warrants expired without exercise.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023 (in thousands):

	Total as of December 31, 2024	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$71,621	$71,621	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

	Total as of December 31, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$67,449	$67,449	$—	$—
Investments:
U.S. government securities	$5,002	$5,002	$—	$—
Other assets:
Restricted cash	$4,225	$4,225	$—	$—
Liabilities
Current portion of contingent value rights	$19,109	$—	$—	$19,109
Non-current contingent value rights	$1,379	$—	$—	$1,379
Warrant liabilities	$8	$—	$—	$8
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
Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued at each reporting period until the related contingencies are resolved. CVRs were reduced to zero after the final 2024 Rec milestones or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations.
The 2023 Keveyis milestone was achieved, triggering a milestone payment to CVR holders. In settlement of the milestone payment obligation, the Company issued 7,525,048 shares of common stock in the first quarter of 2024. The 2023 and 2024 Recorlev Milestones were not achieved. A gain of $4.4 million was recorded in 2024 in the consolidated statements of operations and comprehensive loss as the 2024 Recorlev milestone was not achieved.
The Company has determined that the CVR liabilities' fair values are Level 3 items within the fair value hierarchy. As of December 31, 2024, there were no CVRs outstanding.
The following table presents the change in the CVR liabilities (in thousands):

Balance at December 31, 2021	$22,531
Change in fair value of CVRs	3,157
Balance at December 31, 2022	$25,688
Change in fair value of CVRs	(5,200)
Balance at December 31, 2023	$20,488
CVR settlement	(16,100)
Change in fair value of CVRs	(4,388)
Balance at December 31, 2024	$—
Note 12. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards. The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the Xeris Pharmaceutical IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date.
As of December 31, 2024, there were 2.3 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. In June 2024, the Company's stockholders approved an amendment to the ESPP that removed the "evergreen" provision which provided for annual increases in the aggregate number of shares available for issuance thereunder and increased the aggregate number of shares available for issuance thereunder by 6,636,632 additional shares. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of December 31, 2024, there were 6.4 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of December 31, 2024, there were 1.0 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the remainder of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under those plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of December 31, 2024, there were 0.4 million shares reserved for future grants under the Assumed Plans.
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the years ended December 31, 2024 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2022	9,700,161	$5.37	4.76
Exercised	(14,036)	$2.33
Forfeited	(13,334)	$5.54
Expired	(473,047)	$8.38
Outstanding - December 31, 2023	9,199,744	$5.22	3.84
Exercised	(248,900)	$1.96
Forfeited	(2,164)	$5.09
Expired	(116,510)	$5.03
Outstanding - December 31, 2024	8,832,170	$5.31	2.77
Vested and expected to vest at December 31, 2024	8,832,170	$5.31	2.77
Exercisable - December 31, 2024	8,821,043	$5.31	2.77
Intrinsic value for stock options is defined as the difference between the current market value of the Company's stock and the exercise price. At December 31, 2024 and 2023, the total intrinsic value of stock options was $2.4 million and $1.1 million, respectively.
At December 31, 2024, the amount of unrecognized stock based compensation expense related to stock options was less than $0.1 million.

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
A summary of outstanding RSU awards and the activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2022	5,255,560	$3.25
Granted	8,955,400	1.39
Vested	(2,080,982)	3.59
Forfeited	(550,430)	1.64
Unvested balance - December 31, 2023	11,579,548	$1.83
Granted	10,594,250	2.46
Vested	(4,415,867)	2.17
Forfeited	(1,337,291)	2.04
Unvested balance - December 31, 2024	16,420,640	$2.12
The total fair value of RSUs vested during 2024 and 2023 was $10.7 million and $2.8 million, respectively. The tax benefit realized from RSUs vested during 2024 and 2023 was $3.8 million and $1.0 million, respectively.
As of December 31, 2024, there was $17.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, stock appreciation rights, and the ESPP (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$1,367	$1,413	$1,593
Selling, general and administrative	16,996	9,303	10,567
Total stock-based compensation expense	$18,363	$10,716	$12,160
Note 13. Other Employee Benefit Plans
Defined Contribution Plan
The Company sponsors an employee retirement plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees in the United States. Employees become eligible to contribute to the plan upon meeting certain age requirements and 30 days of service. Commencing in 2019, the Company began discretionary matching employee contributions up to certain limits. For the years ended December 31, 2024, 2023 and 2022, the Company made $2.0 million, $2.4 million and $1.7 million of matching contributions to the plan, respectively.
Note 14. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2036. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
All of the Company's leases are classified as operating leases, which are included as operating lease right-of-use assets and current and non-current operating lease liabilities in the consolidated balance sheets. The Company's operating lease costs are included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 10.7 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,495	$1,648
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$—	$20,043
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
Lease expense	2024	2023	2022
Operating lease expense	$5,276	$4,474	$1,799
Variable lease expense	1,938	1,208	1,091
Sublease income	(590)	(216)	(212)
Total lease expense	$6,624	$5,466	$2,678
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of December 31, 2024, maturities of lease liabilities are summarized as follows (in thousands):

2025	$6,080
2026	6,232
2027	6,389
2028	6,549
2029	6,714
Thereafter	38,727
Total lease payments	70,691
Less: Effect of discounting to net present value	(31,352)
Present value of lease liabilities	$39,339

Operating lease liabilities, current	$6,080
Operating lease liabilities, non-current	33,259
Total operating lease liabilities	$39,339
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
Leases
As of December 31, 2024, the Company had unused letters of credit of $4.1 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.1 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Contingencies
Legal Matters
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2024, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
In the event (i) the 2025 Convertible Notes are still outstanding as of January 15, 2025 or (ii) the 2028 Convertible Notes are still outstanding as of January 15, 2028 and, in each case, the maturity date has not been extended to a date not earlier than September 5,

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
2029, then unless the Company has received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or 2028 Convertible Notes, as applicable, in full, the loans outstanding under the Amended and Restated Credit Agreement will mature on January 15, 2025 in the case of outstanding 2025 Convertible Notes and January 15, 2028 in the case of outstanding 2028 Convertible Notes. As disclosed in "Note 9 - Debt," the Amended and Restated Credit Agreement provided for the New Lenders to extend $15.2 million Tranche 2 Loans on any date after March 5, 2024 and through July 15, 2025 solely for the purpose of redeeming the 2025 Convertible Notes.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Shares to be issued upon conversion of Convertible Notes	15,939,216	15,939,216	15,416,667
Vested and unvested stock options	8,832,170	9,199,744	9,700,161
Restricted stock units	16,420,640	11,579,548	5,255,560
Warrants	8,053,148	8,362,270	8,362,270
Total anti-dilutive securities excluded from EPS computation	49,245,174	45,080,778	38,734,658

Note 17. Income Taxes
The components of loss before income taxes by source were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Foreign	$21,304	$3,757	$(18,999)
United States	(78,408)	(67,261)	(77,085)
Total loss before income taxes	$(57,104)	$(63,504)	$(96,084)
The components of income tax benefit by source was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Foreign	$(14,761)	$387	$(1,595)
United States	(13,410)	(15,855)	(20,991)
Change in Valuation Allowance	25,903	14,219	21,162
Total income tax benefit	$(2,268)	$(1,249)	$(1,424)

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate of 21% to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal tax benefit at statutory rate	$(11,992)	$(13,336)	$(20,178)
State tax benefit, net of federal benefit	(4,594)	(4,201)	(4,325)
Research and development and orphan drug credits	(608)	—	(320)
Uncertain tax positions	18	(28)	94
Subpart F Income	6,613	3,092	—
Return to provision adjustment	(16,792)	(1,080)	(1,103)
Statutory tax rate differential	(1,840)	(330)	1,600
Changes in valuation allowance	25,903	14,219	21,162
Other	1,024	415	1,646
Total income tax benefit	$(2,268)	$(1,249)	$(1,424)
The benefit for income taxes for 2024 was attributable to the deferred tax liability set up with the Strongbridge acquisition.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. For the years ended December 31, 2024, 2023 and 2022, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$116,743	$119,346
Federal research, orphan drug and state tax credits	9,762	9,116
Stock-based compensation	9,690	7,752
Section 163(j) interest	25,286	19,800
Capitalized R&D	8,330	6,293
Operating lease liabilities	10,584	10,472
Accrued expenses	12,683	10,984
Inventory reserve	7,201	4,531
Other temporary differences	4,978	3,165
Valuation allowance	(199,165)	(173,262)
Total assets	6,092	18,197
Deferred tax liabilities:
Fixed and intangible assets	—	(13,740)
Operating lease right-of-use assets	(6,092)	(6,352)
Other deferred tax liabilities	—	(373)
Total liabilities	(6,092)	(20,465)
Net deferred tax liabilities	$—	$(2,268)
Certain reclasses have been made to the 2023 balances in this table to conform to the 2024 presentations.
As of December 31, 2024, the Company had federal net operating loss carryforwards of $480.1 million and various state net operating loss carryforwards of $375.1 million. As of December 31, 2023, the Company had federal net operating loss carryforwards of $494.3 million and various state net operating loss carryforwards of $352.2 million. Net operating loss carryforwards for the United States federal income tax purposes that were generated prior to January 1, 2018 have a twenty-year carryforward life and will expire in 2037. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income. The United States state net operating loss carryforwards will start to expire in 2029 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryforwards.
At December 31, 2024, the Company had $6.1 million and $5.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. At December 31, 2023, the Company had $6.9 million and $3.7 million of federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consist primarily of orphan drug credits and research and development credits. The United States state income tax credits consist primarily of California and Illinois research and development credits, as well as Illinois Economic Development for a Growing Economy Tax Credit. Both the United States federal orphan drug credits and research and development credits have a twenty-year carryforward life. The United States federal orphan drug credits and research and development credits will both begin to expire in 2038.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Valuation allowance at December 31, 2021	$(137,881)
Increase for 2022 activity	(21,162)
Valuation allowance at December 31, 2022	(159,043)
Increase for 2023 activity	(14,219)
Valuation allowance at December 31, 2023	(173,262)
Increase for 2024 activity	(25,903)
Valuation allowance at December 31, 2024	$(199,165)
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2024, 2023 and 2022, excluding interest and penalties, consisted of the following (in thousands):

	December 31,
	2024	2023	2022
Beginning balance - uncertain tax positions	$694	$722	$627
Increases related to tax positions taken during the current year	61	—	92
Increases/(decreases) related to tax positions taken during the prior year	(43)	(28)	3
Ending balance - uncertain tax positions	$712	$694	$722
For the year ended December 31, 2024, the increase in current year uncertain tax positions was attributable primarily to the United States federal orphan drug credits and research and development credits and the decrease related to tax positions taken during the prior year was a result of return to provision adjustments. In the Company’s balance sheet, uncertain tax positions of $0.7 million were offset against deferred tax assets. Tax years prior to 2020 generally are not subject to examination by the Internal Revenue Service or state or local taxing authorities.
The Company policy is to include interest and penalties related to uncertain tax penalties, if any, within the provision for taxes in the statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company incurred no interest and penalties related to income taxes.
Note 18. Segment Reporting
The Company is a single operating and reporting segment dedicated to developing and commercializing therapies for people with chronic endocrine and neurological diseases. The Company has identified the Chief Executive Officer, as the chief operating decision maker ("CODM").
The CODM regularly reviews consolidated financial information, including net loss, to assess the performance of the Company and allocate resources. The CODM also considers budget versus actual results and revenue trends to evaluate expenditures and allocate resources across the organization.
The consolidated financial statements provide a comprehensive view of the Company’s overall financial condition, including information on segment assets and liabilities reported in the consolidated balance sheets. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss, and the CODM does not receive or use any other disaggregated or significant expense information for decision making purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Consulting Agreement with Ken Johnson, Senior Vice President, Global Development and Medical Affairs
As previously announced, on February 24, 2025, Dr. Ken Johnson notified the Company of his decision to retire as Senior Vice President, Global Development and Medical Affairs, effective as of April 1, 2025. Dr. Johnson will continue to provide consulting services to the Company following his retirement, as further described below.
In connection with his retirement, the Company and Dr. Johnson entered into a consulting agreement (the “Consulting Agreement”) on March 4, 2025, pursuant to which Dr. Johnson will provide consulting services to the Company following his retirement until February 1, 2026 (the “Consulting Period”). The Consulting Agreement provides that Dr. Johnson will receive a consulting fee (the “Consulting Fee”) of $250.00 per hour during the Consulting Period and that Dr. Johnson must provide a minimum of 200 hours of consulting services during the first six (6) months of the Consulting Period, and fifteen (15) hours of consulting services for the remainder of the Consulting Period. The Company will also reimburse Dr. Johnson for reasonable and necessary expenses incurred in connection with the services during the Consulting Period. The equity awards previously granted to Dr. Johnson will continue to be eligible to vest based on his continued service during the Consulting Period in accordance with their existing terms. Either party may terminate the Consulting Agreement upon a material breach by the other party that remains uncured following thirty (30) days after the date of written notice of such breach, and the Consulting Agreement may be terminated at any time by mutual written agreement of the parties.
The foregoing description of the material terms of the Consulting Agreement for Dr. Johnson does not purport to be complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which will be filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our registered independent public accounting firm is Ernst & Young LLP, Grand Rapids, Michigan, PCAOB Auditor ID: 42. KPMG LLP, Chicago, Illinois, PCAOB Auditor ID: 185, served as our registered independent public accounting firm through May 13, 2023.
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits
ITEM 16. FORM 10-K SUMMARY
Not applicable.

XERIS BIOPHARMA HOLDINGS, INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Transaction Agreement, dated May 24, 2021, by and between the Registrant, Strongbridge Biopharma plc, Xeris Pharmaceuticals, Inc. and Wells MergerSub, Inc. (incorporated herein by reference to Annex A to the Registrant’s Registration Statement on Form S-4 (File No. 333-257642) filed on July 2, 2021)

2.2
Expenses Reimbursement Agreement, dated May 24, 2021, by and between Xeris Pharmaceuticals, Inc. and Strongbridge Biopharma plc (incorporated herein by reference to Exhibit 2.3 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed on May 24, 2021)

2.3
Contingent Value Rights Agreement, dated October 5, 2021, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

4.1
Specimen Stock Certificate Evidencing Shares of Common Stock of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-262404) filed on January 28, 2022)

4.2	Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-40880) filed on March 11, 2022)

4.3
Second Amended and Restated Investors’ Rights Agreement, dated December 31, 2015, by and between Xeris Pharmaceuticals, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 4.1 to Xeris Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

4.4
Base Indenture, dated June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

4.5
First Supplemental Indenture, dated June 30, 2020, by and between Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

4.6	Form of 5.00% Convertible Senior Note due 2025 (included in Exhibit 4.5)

4.7
Second Supplemental Indenture, dated October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

4.8
Indenture, dated September 29, 2023, by and between the Registrant, the Guarantor and the Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on September 29, 2023)

4.9	Form of 8.00% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on September 29, 2023)

4.10
Form of Warrant by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on January 3, 2022)

4.11
Form of Registration Rights Agreement, dated January 2, 2022, by and between the Registrant and Armistice Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on January 3, 2022)

4.12
Form of Warrant to Purchase Common Stock by and between the Registrant and Hayfin Services LLP (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 11, 2022)

4.13^
Form of Lender Warrant issued December 28, 2016 in connection with the Horizon and Oxford Loan Agreement (incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K (File 001-40880) filed on March 8, 2023)

4.14^	Form of Warrant to CR Group Lenders, dated July 14, 2017(incorporated herein by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K (File 001-40880) filed on March 8, 2023)

4.15^	Form of Warrant to CR Group Lenders, dated January 16, 2018 (incorporated herein by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K (File 001-40880) filed on March 8, 2023)

4.16^	Form of Warrant to Avenue Venture Opportunities Fund (incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K (File 001-40880) filed on March 8, 2023)

10.1#
Xeris Pharmaceuticals, Inc. 2011 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.2#
Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.3*#	Xeris Pharmaceuticals, Inc. 2018 Stock Option and Incentive Plan and forms of award agreements thereunder

10.4#
Xeris Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed on June 11, 2018)

10.5#
First Amendment to Xeris Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on June 5, 2024

10.6#
Strongbridge Biopharma plc 2017 Inducement Plan (incorporated herein by reference to Exhibit 10.15 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.7#
Amendment to Strongbridge Biopharma plc 2017 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on May 9, 2024)

10.8#
Xeris Pharmaceuticals, Inc. Inducement Equity Plan (incorporated herein by reference to Exhibit 99.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-229587) filed on February 8, 2019)

10.9#
Amendment to Xeris Pharmaceuticals, Inc. Inducement Equity Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-277701) filed on March 6, 2024)

10.10#
Xeris Pharmaceuticals, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed April 10, 2020)

10.11#
Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.12#
Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-04880) filed on November 8, 2024)

10.13#
Xeris Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.14#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

10.15#	Form of Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K12B (File No. 001-40880) filed on October 5, 2021)

10.16#
Amended and Restated Employment Agreement, dated October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Paul Edick (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on October 5, 2021)

10.17#
Transition Agreement, dated July 7, 2024, by and between the Registrant and Paul Edick, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on July 8, 2024)

10.18#
Second Amended and Restated Employment Agreement, dated July 7, 2024, by and between the Registrant, Xeris Pharmaceuticals, Inc. and John Shannon (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on July 8, 2024)

10.19#
Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Steven Pieper (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on October 5, 2021)

10.20#
Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Beth Hecht (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 11, 2022)

10.21#
Second Amended and Restated Employment Agreement, dated August 1, 2024, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Kevin McCulloch (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on August 2, 2024)

10.22*#	Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Ken Johnson

10.23†
API Supply Agreement, dated January 1, 2018, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.12 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.24†
First Amendment to API Supply Agreement, dated February 26, 2021, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on May 13, 2021)

10.25†
Second Amendment to API Supply Agreement, dated May 2, 2022, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on August 10, 2022)

10.26†
Third Amendment to API Supply Agreement, dated October 15, 2024, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.27†
Quality Assurance Agreement, dated November 20, 2015, by and between Bachem AG and Xeris Pharmaceuticals, Inc., as amended by (i) Amendment 1 to the Quality Assurance Agreement, dated October 31, 2016, by and between Bachem AG and Xeris Pharmaceuticals, Inc. and (ii) Amendment 2 to the Quality Assurance Agreement, dated January 26, 2017, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.13 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.28†
Amendment No. 3 to the Quality Assurance Agreement, dated February 26, 2020, by and between Xeris Pharmaceuticals, Inc. and Bachem AG (incorporated herein by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on May 7, 2020)

10.29†
Amendment No. 4 to the Quality Assurance Agreement, dated May 5, 2021, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on August 5, 2021)

10.30†
Amendment 5 to the Quality Assurance Agreement, dated May 22, 2023, by and between Bachem AG and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2023)

10.31†
Commercial Supply Agreement, dated May 14, 2018, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.14 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed on June 14, 2018)

10.32†
Amendment No. 2 to the Commercial Supply Agreement, dated May 13, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on August 5, 2021)

10.33†
Amendment No. 3 to Commercial Supply Agreement, dated August 31, 2022, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on November 9, 2022)

10.34†
Amendment No. 4 to Commercial Supply Agreement, dated January 26, 2023, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.35†
Amended and Restated Quality Agreement, dated November 16, 2020, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.36 to Xeris Pharmaceuticals, Inc.’s Annual Report on Form 10-K (File No. 001-38536) filed on March 9, 2021)

10.36†
First Amendment to the Amended and Restated Quality Agreement, dated May 11, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on August 5, 2021)

10.37†
Amended and Restated Product Supply Agreement, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.38†
First Amendment to Amended and Restated Product Supply Agreement, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.39†
Statement of Work #1 – Device, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.40†
First Amendment to Statement of Work No. 1 - Device, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.41†
Statement of Work #2 – Product, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.42†
First Amendment to the Statement of Work No. 2 - Product, dated October 17, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 001-40880) filed on March 6, 2024)

10.43†
Second Amendment to Statement of Work No. 2 - Product, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.44†
Manufacturing and Supply Agreement, dated January 14, 2022, by and between Strongbridge Dublin Limited and Regis Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.45†
Commercial Manufacturing Services and Supply Agreement, dated May 4, 2021, by and between Strongbridge Dublin Limited and Xcelience, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.46†
Amendment No 1 to Commercial Manufacturing Services and Supply Agreement, dated May 23, 2024, by and between Lonza Tampa, LLC (f/k/a Xcelience, LLC) and Strongbridge Dublin Limited (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.47
Omnibus Assignment and Assumption Agreement and Amendment No. 1 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, by and between Xeris Pharmaceuticals, Inc., Strongbridge Dublin Limited and Taro Pharmaceuticals North America, Inc (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.48
Omnibus Amendment No. 2 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, by and between Xeris Pharmaceuticals, Inc. and Taro Pharmaceuticals North America, Inc (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.49†
Asset Purchase Agreement, dated December 12, 2016, by and between Taro Pharmaceutical North America, Inc. and Strongbridge Biopharma plc (incorporated herein by reference to Exhibit 10.3 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed on January 12, 2017)

10.50†
Supply Agreement, dated December 12, 2016, by and between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated herein by reference to Exhibit 10.4 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed on January 12, 2017)

10.51
Amended and Restated Lease, dated September 29, 2022, by and between Xeris Pharmaceuticals, Inc. and Fulton Ogden Venture, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on November 9, 2022)

10.52
Amended and Restated Credit Agreement and Guaranty, dated March 5, 2024, by and between the Registrant, Xeris Pharmaceuticals, Inc., Strongbridge Biopharma Limited, Strongbridge Dublin Limited, Cortendo AB, the lenders from time to time parties thereto and Hayfin Services LLP, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on May 9, 2024.

10.53
Amendment No 3., Waiver and Consent to Credit and Guaranty Agreement, dated April 21, 2023, by and between Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on August 8, 2023)

10.54
Consent to Credit and Guaranty Agreement, dated September 26, 2023, by and between Xeris Pharmaceuticals, Inc., the Registrant, the lenders party thereto and Hayfin Services LLP, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on November 9, 2023)

19.1*	Xeris Biopharma Holdings, Inc. Statement of Company Policy on Insider Trading and Disclosure and Rule 10b5-1 Trading Plan Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#*
Xeris Biopharma Holdings, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report of Form 10-K (File No. 001-04880) filed on March 6, 2024)

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

* Filed herewith. All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.
# Indicates a management contract or any compensatory plan, contract or arrangement
+ The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
† Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
^ Pertains to certain Strongbridge warrants assumed by the Company in connection with the Strongbridge acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
Date	March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 6, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ John Shannon	Chief Executive Officer and Director (Principal Executive Officer)
John Shannon

/s/ Steven M. Pieper	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)
Steven M. Pieper

/s/ Marla Persky	Chairperson of the Board of Directors
Marla Persky

/s/ B.J. Bormann	Director
B.J. Bormann

/s/ Ricki Fairley	Director
Ricki Fairley

/s/ Dawn Halkuff	Director
Dawn Halkuff

/s/ John H. Johnson	Director
John H. Johnson

/s/ Garheng Kong	Director
Garheng Kong

/s/ John Schmid	Director
John Schmid

/s/ Jeffrey Sherman	Director
Jeffrey Sherman