Form 10-Q
period 2025-03-31
Xeris Biopharma Holdings, Inc.
filed 2025-05-08
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of April 30, 2025, 160,155,000 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$58,440	$71,621
Trade accounts receivable, net	46,330	40,415
Inventory, net	52,690	48,175
Prepaid expenses and other current assets	6,034	7,451
Total current assets	163,494	167,662
Property and equipment, net	5,260	5,562
Operating lease right-of-use assets	22,531	22,649
Goodwill	22,859	22,859
Intangible assets, net	96,211	98,921
Other assets	5,098	5,407
Total assets	$315,453	$323,060
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,352	$2,290
Current portion of long-term debt	11,959	15,102
Current operating lease liabilities	6,117	6,080
Other accrued liabilities	20,050	27,716
Accrued trade discounts and rebates	30,734	29,084
Accrued returns reserve	19,704	19,082
Other current liabilities	156	1,089
Total current liabilities	95,072	100,443
Long-term debt, net of current portion and unamortized debt issuance costs	217,805	217,006
Non-current operating lease liabilities	32,870	33,259
Other liabilities	4,834	1,967
Total liabilities	350,581	352,675
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 156,014,050 and 149,429,410 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16	15
Additional paid in capital	645,962	642,256
Accumulated deficit	(681,081)	(671,861)
Accumulated other comprehensive loss	(25)	(25)
Total stockholders' equity (deficit)	(35,128)	(29,615)
Total liabilities and stockholders' equity (deficit)	$315,453	$323,060
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$57,802	40,263
Royalty, contract and other revenue	2,317	375
Total revenue	60,119	40,638
Costs and expenses:
Cost of goods sold	8,728	5,971
Research and development	7,753	7,821
Selling, general and administrative	44,018	38,380
Amortization of intangible assets	2,710	2,711
Total costs and expenses	63,209	54,883
Loss from operations	(3,090)	(14,245)
Other income (expense):
Interest and other income	1,175	1,923
Debt refinancing costs	—	(2,690)
Interest expense	(7,305)	(7,032)
Change in fair value of warrants	—	4
Change in fair value of contingent value rights	—	3,367
Total other expense	(6,130)	(4,428)
Net loss before income taxes	(9,220)	(18,673)
Income tax benefit	—	(307)
Net loss	$(9,220)	$(18,980)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	—	(10)
Foreign currency translation adjustments	—	(1)
Comprehensive loss	$(9,220)	$(18,991)

Net loss per common share - basic and diluted	$(0.06)	$(0.14)

Weighted average common shares outstanding - basic and diluted	152,445,935	140,513,907
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)	—	—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares for warrants exercised	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,220)	$(18,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315	326
Amortization of intangible assets	2,710	2,711
Amortization of premium/discount on investments	—	(184)
Amortization of debt discount and debt issuance costs	844	573
Amortization of operating right-of-use assets	118	177
Deferred income tax expense (benefit)	—	307
Stock-based compensation	4,443	3,767
Change in fair value of contingent value rights	—	(3,367)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,915)	1,783
Prepaid expenses and other current assets	1,533	(1,858)
Inventory	(3,617)	(2,332)
Accounts payable	4,062	(4,471)
Other accrued liabilities	(8,581)	(1,123)
Accrued trade discounts and rebates	1,650	411
Accrued returns reserve	622	395
Operating lease liabilities	(352)	762
Other	1,357	800
Net cash used in operating activities	(10,031)	(20,303)
Cash flows from investing activities:
Capital expenditures	(13)	(164)
Purchases of investments	—	(24,486)
Sales and maturities of investments	—	5,000
Net cash used in investing activities	(13)	(19,650)
Cash flows from financing activities:
Proceeds from debt refinancing	—	50,000
Payment of debt discount	—	(11,831)
Proceeds from exercise of stock awards	4,861	459
Repurchase of common stock withheld for taxes	(7,998)	(3,434)
Net cash provided by (used in) financing activities	(3,137)	35,194
Decrease in cash, cash equivalents and restricted cash	(13,181)	(4,759)
Cash, cash equivalents and restricted cash, beginning of quarter	75,744	71,674
Cash, cash equivalents and restricted cash, end of quarter	$62,563	$66,915

	2025	2024
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$1,501
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of CVR liability	$—	$15,803
Exercise of stock options	99	—
Issuance of common shares in partial settlement of 2025 Convertible Debt	3,188	—

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash flows from operating activities:
Cash and cash equivalents	$58,440	$62,690
Restricted cash included in Other assets (1)	4,123	4,225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$62,563	$66,915
(1) These restricted cash items are primarily security deposits in the form of letters of credit for the Company to secure certain leases.

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
The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of available products and any future products, if and when approved, successful development of product candidates, the development of new technological innovations by competitors, the ability to acquire additional capital when needed and on acceptable terms, and protection of intellectual property. The Company relies on a number of single source suppliers and manufacturers for the supply of its products and product candidates. Disruptions from these suppliers or manufacturers, which has occurred in the past and could occur in the future, could have a negative impact on the Company's business, financial position and results of operations. In addition, the Company is subject to risks and uncertainties as a result of political and macroeconomic events and conditions.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and has an accumulated deficit of $681.1 million as of March 31, 2025. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company's current operating plans and existing working capital at March 31, 2025, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. In addition, there can be no assurance that the Company will be able to successfully market and sell Recorlev, Gvoke and Keveyis. The Company's ability to raise additional capital and repay or restructure its indebtedness will depend on the capital markets and its financial condition at such time, among other factors. Market volatility resulting from announced or implemented U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, and geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the potential for wider conflict in the Middle East, elevated and fluctuating interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures or other factors could also adversely impact the Company's ability to access capital as and when needed. In addition, equity or debt financing may not be available to the Company on acceptable terms, or at all, or be subject to restrictions that could negatively impact the Company's business. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company's business, financial condition and results of operations. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
Note 2. Basis of presentation and summary of significant accounting policies and estimates
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC").
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2025.
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
Concentration of credit risk
For the three months ended March 31, 2025 and March 31, 2024, four customers accounted for 97% and 96% of the Company's gross product revenue, respectively. At March 31, 2025 and December 31, 2024, the same four customers accounted for 93% and 97% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Adopted accounting standard
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. This standard amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this standard are not intended to result in significant accounting changes for most entities. The standard is effective January 1, 2025 and is not expected to have a material impact on the Company's financial statements. The Company adopted ASU 2024-02 on January 1, 2025. Adoption of ASU 2024-02 did not have a material impact on the Company as there are no references to concept statements.
Pending accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the requirements for income tax disclosures in order to provide greater transparency. The standards are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standards should be applied prospectively. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures. The Company intends to implement ASU 2023-09 for the fiscal year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments. The FASB issued final guidance to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions. The guidance, which is based on a consensus-for-exposure of the Emerging Issues Task Force (EITF), is intended to address issues that stakeholders encountered when applying the guidance on induced conversions in Accounting Standards Codification (ASC or Codification) 470-20, Debt — Debt with Conversion and Other Options, to certain settlements of cash convertible debt instruments. For all entities, the guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted for all entities that have adopted ASU 2020-06, which simplified an issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220). This standard clarifies the effective date of ASU 2024-03 to annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue:
Recorlev	25,530	10,599
Gvoke	20,845	16,579
Keveyis	11,427	13,085
Product revenue, net	57,802	40,263
Royalty, contract and other revenue	2,317	375
Total revenue	$60,119	$40,638

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4. Short-Term Investments
The Company classifies investments in debt securities as available-for-sale. The debt securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Refer to "Note 11 - Fair value measurements," for information related to the fair value measurements and valuation methods utilized. There were no short-term investments as of March 31, 2025 or December 31, 2024.
Allowance for Credit Losses
For available-for-sale securities in an unrealized loss position, the Company first assesses whether they are intended to be sold, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss. No credit loss allowance was recorded in the three months ended March 31, 2025 and 2024.
Note 5. Inventory
The components of inventory consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$30,594	$31,732
Work in process	14,045	10,991
Finished goods	8,051	5,452
Inventory, net	$52,690	$48,175
Inventory reserves were $8.2 million and $7.7 million at March 31, 2025 and December 31, 2024, respectively.
Note 6. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Lab equipment	$4,735	$4,730
Furniture and fixtures	530	530
Computer equipment	906	905
Office equipment	97	97
Software	514	507
Leasehold improvements	6,056	6,056
Total property and equipment	12,838	12,825
Less: accumulated depreciation and amortization	(7,578)	(7,263)
Property and equipment, net	$5,260	$5,562
Depreciation and amortization expense relating to property and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		March 31, 2025			December 31, 2024
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(7,700)	$3,300	$11,000	$(7,150)	$3,850
Definite-lived intangible asset - Recorlev	14	121,000	(28,089)	92,911	121,000	(25,929)	95,071
Total intangible assets		$132,000	$(35,789)	$96,211	$132,000	$(33,079)	$98,921
As of March 31, 2025, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2025	8,133
2026	10,293
2027	8,643
2028	8,643
2029	8,643
Thereafter	51,856
Total	$96,211
Note 8. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee costs	$12,516	$19,577
Accrued interest expense	1,179	2,123
Accrued supply chain costs	939	871
Accrued marketing costs	896	1,506
Accrued research and development costs	1,222	766
Accrued other costs	3,298	2,873
Other accrued liabilities	$20,050	$27,716
Note 9. Debt
The components of debt are as follows (in thousands):

	March 31, 2025	December 31, 2024

Convertible senior notes	$45,977	$49,204
Less: unamortized debt issuance costs	(854)	(973)
Loan agreement	186,659	185,995
Less: unamortized debt issuance costs	(2,018)	(2,118)
Debt, net of unamortized debt issuance costs	$229,764	$232,108

Debt, net of unamortized debt issuance costs, current portion	$11,959	$15,102
Debt, net of unamortized debt issuance costs, non-current portion	217,805	217,006
Total debt, net of unamortized debt issuance costs	$229,764	$232,108
Convertible Senior Notes

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Xeris Pharma incurred debt issuance costs of $5.1 million in connection with the issuance of the 2025 Convertible Notes. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of 2025 Convertible Notes have the option to convert their 2025 Convertible Notes into shares of the Company's common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of 2025 Convertible Notes. In the second half of 2020, $39.1 million in principal amount of 2025 Convertible Notes were converted into 13,171,791 shares of Xeris Pharma's common stock.
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of the 2025 Convertible Notes for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes").
In March 2025, certain holders of the 2025 Convertible Senior Notes converted $3.2 million in aggregate principal amount of the notes into 1,045,751 shares of the Company's common stock. As of March 31, 2025, the outstanding balance of the 2025 Convertible Notes was $12.0 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rates of the 2025 Convertible Notes and 2028 Convertible Notes, including the amortization of debt issuance costs, were 5.2% and 8.9%, respectively.
In April 2025, certain holders of the 2025 Convertible Senior Notes converted the remaining $12.0 million in aggregate principal amount of the notes into 3,932,401 shares of the Company's common stock.
The 2025 Convertible Notes were governed by the terms of a base indenture for senior debt securities dated June 30, 2020 (the "2025 Base Indenture"), as supplemented by the first supplemental indenture dated June 30, 2020 (the "First Supplemental Indenture"), and the second supplemental indenture dated October 5, 2021 (the "Second Supplemental Indenture" and together with the 2025 Base Indenture and First Supplemental Indenture, the "2025 Indenture"), among the Company, as guarantor, Xeris Pharma, as issuer, and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association), as trustee (the "Trustee"). The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture" and together with the 2025 Indenture, the "Indentures") among the Company, as issuer, Xeris Pharma, as guarantor, and the Trustee. The 2028 Convertible Notes will mature on July 15, 2028 unless earlier converted or redeemed or repurchased.
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
The fair value of the Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of March 31, 2025, the fair value of the Convertible Notes was approximately $85.9 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 11 - Fair value measurement."

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Loan Agreement
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated March 8, 2022 between the Company, Xeris Pharma, and certain subsidiaries guarantors of the Company and Hayfin Services LLP, as administrative agent for the lenders ("Credit" Agreement). The Amended and Restated Credit Agreement provided for the Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans may only be used to redeem the 2025 Convertible Notes. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans will otherwise be used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
The 2029 Loans will mature on March 5, 2029; provided, however, that the 2029 Loans will mature on (A) January 15, 2025 if the 2025 Convertible Notes are outstanding as of such date or (B) January 15, 2028 if the 2028 Convertible Notes are outstanding as of such date and, in both cases, either (i) the maturity date of the applicable notes has been extended to a date not earlier than September 5, 2029 and (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2025 Convertible Notes or the 2028 Convertible Notes, as applicable, in full.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the Company's future minimum principal payments on the Convertible Notes and the 2029 Loans (in thousands):

2025 remaining	$12,000
2026	—
2027	—
2028	33,574
2029	200,000
Thereafter	—
$245,574
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $7.3 million and $7.0 million, respectively, of which $0.8 million and $0.6 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
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
As of March 31, 2025, the following warrants were outstanding:

Warrants classified as liabilities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
2018 Term B Warrants	40,292	$11.169	September 2025
	40,292
Warrants classified as equities:
Warrants in connection with Avenue Capital loan agreement	209,633	$2.390	December 2025
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Armistice securities purchase agreement	5,119,454	$3.223	February 2027
Warrants in connection with Hayfin Amended and Restated Credit Agreement	263,158	$2.280	March 2029
	5,718,244
In February 2025, the Company issued an aggregate of 450,585 of the Company’s common stock pursuant to a notice of cashless exercise of 1,052,631 warrants by Hayfin Services LLP, as administrative agent for the Lenders under the Credit Agreement, and 209,633 warrants by Avenue Capital.
The warrants in connection with the CRG loan amendment and the 2018 Term A Warrants expired without exercise in January and February 2025, respectively.
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
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	Total as of March 31, 2025	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$58,440	$58,440	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

	Total as of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$71,621	$71,621	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

Note 12. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards. The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the Xeris Pharmaceutical IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date. As of March 31, 2025, there were 6.1 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. In June 2024, the Company's stockholders approved an amendment to the ESPP that removed the "evergreen" provision which provided for annual increases in the aggregate number of shares available for issuance thereunder and increased the aggregate number of shares available for issuance thereunder by 6,636,632 additional shares. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of March 31, 2025, there were 6.4 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of March 31, 2025, there were 0.9 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the remainder of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under those plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of March 31, 2025, there were 0.2 million shares reserved for future grants under the Assumed Plans.
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2024	8,832,170	$5.31	2.77
Exercised	(1,366,498)	$3.63
Forfeited	(22)	$5.29
Expired	(25,915)	$3.49
Outstanding - March 31, 2025	7,439,735	$5.62	2.78
Vested and expected to vest at March 31, 2025	7,439,735	$5.62	2.78
Exercisable - March 31, 2025	7,439,568	$5.62	2.78
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price. At March 31, 2025 and 2024, the total intrinsic value of stock options was $9.6 million and $0.7 million, respectively.
At March 31, 2025, the amount of unrecognized stock based compensation expense related to stock options was less than $0.1 million.

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
A summary of outstanding RSU awards and the activity for the three months ended March 31, 2025 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2024	16,420,640	$2.12
Granted	4,969,000	$3.61
Vested	(5,976,929)	$2.10
Forfeited	(284,450)	$1.99
Unvested balance - March 31, 2025	15,128,261	$2.63
The total fair value of RSUs vested for the three months ended March 31, 2025 was $21.4 million. Of the vested RSUs, 2.3 million shares were surrendered to fulfill tax withholding obligations.
As of March 31, 2025, there was $31.9 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted under the 2018 Plan. SARs allow the recipient to receive the appreciation in the fair market value of the Company's common stock between the exercise date and the date of grant. SARs are settled in cash and vest in full and automatically exercise on the second anniversary of the date of grant, subject to continued service through the vesting date. The grant price for a stock appreciation right is equal to the fair market value per share on the date of grant.
As of March 31, 2025, there was $6.5 million of unrecognized stock-based compensation expense related to SARs, which is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$324	$337
Selling, general and administrative	4,119	3,430
Total stock-based compensation expense	$4,443	$3,767
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of March 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 10.4 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,494	$365
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
Lease expense	2025	2024
Operating lease expense	$1,295	$1,340
Variable lease expense	975	241
Sublease income	(293)	(53)
Total lease expense	$1,977	$1,528
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of March 31, 2025, maturities of lease liabilities are summarized as follows (in thousands):

2025 remaining	$4,586
2026	6,232
2027	6,389
2028	6,549
2029	6,714
Thereafter	38,727
Total lease payments	69,197
Less: Effect of discounting to net present value	(30,210)
Present value of lease liabilities	$38,987

Operating lease liabilities, current	$6,117
Operating lease liabilities, non-current	32,870
Total operating lease liabilities	$38,987

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Leases
As of March 31, 2025, the Company had unused letters of credit of $4.1 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.1 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Contingencies
Legal Matters
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2025, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
The 2029 Loans will mature on March 5, 2029; provided, however, that the 2029 Loans will mature on January 15, 2028 if the 2028 Convertible Notes are outstanding as of such date and either (i) the maturity date of the applicable notes has not been extended to a date not earlier than September 5, 2029 and (ii) the Company has not received net cash proceeds from one or more permitted equity raises or permitted raises of convertible debt which, together with no more than $15.6 million of cash on hand, is sufficient to redeem and discharge the 2028 Convertible Notes in full.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Shares to be issued upon conversion of Convertible Notes	14,893,464	15,939,216
Vested and unvested stock options	7,439,735	8,943,677
Restricted stock units	15,128,261	16,777,865
Warrants	5,758,536	8,362,270
Total anti-dilutive securities excluded from EPS computation	43,219,996	50,023,028

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 16. Segment Reporting
The Company is a single operating and reporting segment dedicated to developing and commercializing therapies for people with chronic endocrine and neurological diseases. The Company has identified the Chief Executive Officer as the chief operating decision maker ("CODM").
The CODM regularly reviews consolidated financial information, including net loss, to assess the performance of the Company and allocate resources. The CODM also considers budget versus actual results and revenue trends to evaluate expenditures and allocate resources across the organization.
The condensed consolidated financial statements provide a comprehensive view of the Company’s overall financial condition, including information on segment assets and liabilities reported in the condensed consolidated balance sheets. The significant expense categories are consistent with those presented on the face of the condensed consolidated statements of operations and comprehensive loss, and the CODM does not receive or use any other disaggregated or significant expense information for decision making purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2025 with the U.S. Securities and Exchange Commission. In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, including potential impacts of regulatory agency staffing cuts and reduced resources as well as shifting policy priorities and the impact on regulatory feedback and timing thereof, changes in macroeconomic conditions such as the possibility of an economic downturn or general economic uncertainty, our ability to market and sell our products and product candidates if approved, increasing geopolitical tensions and market volatility, including announced or implemented tariffs, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other subsequent filings with the U.S. Securities and Exchange Commission, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Patent Rights
We currently own 167 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 66 granted patents globally related to our platform technologies and 8 patents granted in the United States and listed in the United States Food and Drug Administration ("FDA") Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547 and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.
Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the three months ended March 31, 2025 and March 31, 2024, we reported net losses of $9.2 million and $19.0 million, respectively. We have not been profitable since inception, and, as of March 31, 2025, our accumulated deficit was $681.1 million. In the near term, we expect to continue to incur significant expenses, operating losses and net losses as we, among other things:

■	continue our marketing and selling efforts related to the commercialization of Recorlev, Gvoke and Keveyis;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a high interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three months ended March 31, 2025 and 2024 as well as factors that impact those items.
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

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Product revenue, net:
Recorlev	$25,530	$10,599	$14,931	140.9
Gvoke	20,845	16,579	4,266	25.7
Keveyis	11,427	13,085	(1,658)	(12.7)
Product revenue, net	57,802	40,263	17,539	43.6
Royalty, contract and other revenue	2,317	375	1,942	517.9
Total revenue	60,119	40,638	19,481	47.9

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	8,728	5,971	2,757	46.2
Research and development	7,753	7,821	(68)	(0.9)
Selling, general and administrative	44,018	38,380	5,638	14.7
Amortization of intangible assets	2,710	2,711	(1)	—
Total cost and expenses	63,209	54,883	8,326	15.2
Loss from operations	(3,090)	(14,245)	11,155	(78.3)
Other income (expense):
Interest and other income	1,175	1,923	(748)	(38.9)
Debt refinancing costs	—	(2,690)	2,690	100.0
Interest expense	(7,305)	(7,032)	(273)	3.9
Change in fair value of warrants	—	4	(4)	(100.0)
Change in fair value of contingent value rights	—	3,367	(3,367)	(100.0)
Total other expense	(6,130)	(4,428)	(1,702)	38.4
Net loss before benefit from income taxes	(9,220)	(18,673)	9,453	(50.6)
Income tax benefit	—	(307)	307	(100.0)
Net loss	$(9,220)	$(18,980)	$9,760	(51.4)
Product revenue, net
Recorlev
Net revenue increased by $14.9 million or 140.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to higher volume ($16.6 million or 156.6%), primarily driven by prescription growth, offset by unfavorable net pricing ($1.7 million or 15.7%).
Gvoke
Net revenue increased by $4.3 million or 25.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to higher volume ($2.5 million or 14.9%), and favorable net pricing ($1.8 million or 10.8%).
Keveyis
Net revenue decreased by $1.7 million or 12.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to unfavorable net pricing ($2.3 million or 17.0%), offset by higher volume ($0.6 million or 4.3%).
Cost of goods sold
Cost of goods sold increased by $2.8 million or 46.2% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cost of goods sold as a percent of total product revenue increased by 0.3%, to 15.1% for the three months ended March 31, 2025 compared to 14.8% for the same period ended March 31, 2024, primarily due to a one-time credit for Keveyis purchased in 2024 (4.1%), offset by higher sales of products with a lower cost of goods sold (3.8%).

Research and development expenses
For the three months ended March 31, 2025 and March 31, 2024, research and development expenses were both $7.8 million.
The following table summarizes our research and development expenses by type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Project specific expenses:
Pipeline	$2,585	$3,130	$(545)	(17.4)
Technology development (1)	287	539	(252)	(46.8)
Personnel related expenses	4,227	3,428	799	23.3
Lab supplies and equipment depreciation	342	379	(37)	(9.8)
Other	312	345	(33)	(9.6)
Total	$7,753	$7,821	$(68)	(0.9)
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.6 million or 14.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to higher personnel related expense ($4.1 million), primarily due to investments made in the Recorlev commercial organization starting in the third quarter 2024.
Amortization of intangible assets
For the three months ended March 31, 2025 and March 31, 2024, amortization of intangible assets were both $2.7 million.
Other income (expense)
For the three months ended March 31, 2025, interest expense increased $0.3 million or 3.9% compared to the three months ended March 31, 2024. The increase is primarily due to a higher principal amount and increased interest rates.
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
In March 2024, we entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which we and our subsidiaries granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement provides for the Lenders to extend $200.0 million in term loans to the Company on the closing date and up to an additional $15.2 million in additional term loans, which additional term loans are available only to redeem the Company's 2025 Convertible Notes.
In March 2025, certain holders of our 2025 Convertible Senior Notes converted $3.2 million in aggregate principal amount of the notes into 1,045,751 shares of the Company's common stock. As of March 31, 2025, the outstanding balance of the 2025 Convertible Notes was $12.0 million and the outstanding balance of the 2028 Convertible Notes was $33.6 million.

Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $681.1 million at March 31, 2025. Based on our current operating plans and existing working capital at March 31, 2025, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024

Net cash used in operating activities	$(10,031)	$(20,303)
Net cash used in investing activities	$(13)	$(19,650)
Net cash provided by/(used in) financing activities	$(3,137)	$35,194
Operating Activities
Net cash used in operating activities was $10.0 million for the three months ended March 31, 2025, compared to $20.3 million for the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily driven by higher sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $13.0 thousand for the three months ended March 31, 2025, compared to $19.7 million for the three months ended March 31, 2024. The decrease in cash used by investing activities for the three months ended March 31, 2025 was due to fewer purchases of short-term investments.
Financing Activities
Net cash used in financing activities was $3.1 million for the three months ended March 31, 2025, compared to $35.2 million provided by financing activities for the three months ended March 31, 2024. The cash used by financing activities in the three months ended March 31, 2025 was driven by repurchases of common stock withheld for taxes and the proceeds from the exercise of stock awards. The cash provided by financing activities in the three months ended March 31, 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2024 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2024.
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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at March 31, 2025 would increase or decrease interest income by approximately $0.6 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2025, we completed the implementation of a new Enterprise Resource Planning system. The implementation was undertaken to improve the efficiency of our financial and related business processes and provide us with enhanced controls over financial reporting. In connection with the implementation, we updated processes that are part of our internal controls over financial reporting to accommodate related changes to our business processes and accounting procedures.
Except for the ERP change, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the U.S. Securities and Exchange Commission, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended March 31, 2025, none of the Company's directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

10.1*#	Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy (amended effective January 1, 2025)

10.2*#	Consulting Agreement, dated April 1, 2025, by and between the Registrant and Ken Johnson

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith. All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.
# Represents a management contract or compensatory plan or arrangement
+ The certifications furnished in Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	May 8, 2025	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2025	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)