Form 10-Q
period 2025-06-30
Xeris Biopharma Holdings, Inc.
filed 2025-08-07
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of July 31, 2025, 161,480,367 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,285	$71,621
Trade accounts receivable, net	53,048	40,415
Inventory, net	67,282	48,175
Prepaid expenses and other current assets	5,963	7,451
Total current assets	185,578	167,662
Property and equipment, net	5,284	5,562
Operating lease right-of-use assets	22,403	22,649
Goodwill	22,859	22,859
Intangible assets, net	93,500	98,921
Other assets	5,062	5,407
Total assets	$334,686	$323,060
Liabilities and Stockholders' Equity (deficit)
Current liabilities:
Accounts payable	$9,462	$2,290
Current portion of long-term debt	—	15,102
Current operating lease liabilities	6,156	6,080
Other accrued liabilities	24,969	27,716
Accrued trade discounts and rebates	33,169	29,084
Accrued returns reserve	19,782	19,082
Other current liabilities	1,633	1,089
Total current liabilities	95,171	100,443
Long-term debt, net of current portion and unamortized debt issuance costs	218,626	217,006
Non-current operating lease liabilities	32,441	33,259
Other liabilities	7,752	1,967
Total liabilities	353,990	352,675
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 161,224,762 and 149,429,410 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	15
Additional paid in capital	663,713	642,256
Accumulated deficit	(683,009)	(671,861)
Accumulated other comprehensive loss	(24)	(25)
Total stockholders' equity (deficit)	(19,304)	(29,615)
Total liabilities and stockholders' equity (deficit)	$334,686	$323,060
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$67,708	$46,512	$125,510	$86,775
Royalty, contract and other revenue	3,831	1,553	6,148	1,928
Total revenue	71,539	48,065	131,658	88,703
Costs and expenses:
Cost of goods sold	11,898	7,790	20,626	13,761
Research and development	8,055	5,759	15,808	13,580
Selling, general and administrative	44,393	39,993	88,411	78,373
Amortization of intangible assets	2,711	2,710	5,421	5,421
Total costs and expenses	67,057	56,252	130,266	111,135
Income (loss) from operations	4,482	(8,187)	1,392	(22,432)
Other income (expense):
Interest and other income	948	1,291	2,123	3,214
Debt refinancing costs	—	—	—	(2,690)
Interest expense	(7,358)	(7,964)	(14,663)	(14,996)
Change in fair value of warrants	—	3	—	7
Change in fair value of contingent value rights	—	601	—	3,968
Total other expense	(6,410)	(6,069)	(12,540)	(10,497)
Net loss before income taxes	(1,928)	(14,256)	(11,148)	(32,929)
Income tax benefit	—	(749)	—	(1,056)
Net loss	$(1,928)	$(15,005)	$(11,148)	$(33,985)

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	—	5	—	(5)
Foreign currency translation adjustments	1	1	1	—
Comprehensive loss	$(1,927)	$(14,999)	$(11,147)	$(33,990)

Net loss per common share - basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.24)

Weighted average common shares outstanding - basic and diluted	159,459,413	148,345,549	155,972,048	144,372,512
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)
Net loss	—	—	—	—	(15,005)	(15,005)
Vesting of restricted stock units (net of 23,230 shares withheld for tax)	340,417	—	(51)	—	—	(51)
Stock-based compensation	—	—	4,233	—	—	4,233
Issuance of common stock through employee stock purchase plan	371,907	—	710	—	—	710
Other comprehensive gain	—	—	—	5	—	5
Balance, June 30, 2024	148,936,727	$15	$631,740	$(31)	$(651,010)	$(19,286)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)	—	—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares for warrants exercised	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)
Net loss	—	—	—	—	(1,928)	(1,928)
Exercise of stock options	315,724	—	1,152	—	—	1,152
Vesting of restricted stock units (net of 170,442 shares withheld for tax)	680,154	—	(859)	—	—	(859)
Issuance of common shares in settlement of 2025 Convertible Debt	3,932,399	—	11,958	—	—	11,958
Issuance of common stock through employee stock purchase plan	282,435	—	830	—	—	830
Stock-based compensation	—	—	4,670	—	—	4,670
Other comprehensive gain	—	—	—	1	—	1
Balance, June 30, 2025	161,224,762	$16	$663,713	$(24)	$(683,009)	$(19,304)
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,148)	$(33,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	640	607
Amortization of intangible assets	5,421	5,421
Amortization of premium/discount on investments	—	(482)
Amortization of debt discount and debt issuance costs	1,664	1,380
Amortization of operating right-of-use assets	246	340
Deferred income tax expense (benefit)	—	1,056
Stock-based compensation	9,451	8,000
Change in fair value of contingent value rights	—	(3,968)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,633)	(3,243)
Prepaid expenses and other current assets	1,803	(1,577)
Inventory	(11,190)	(4,597)
Accounts payable	(367)	(6,063)
Other accrued liabilities	(3,230)	442
Accrued trade discounts and rebates	8,445	1,126
Accrued returns reserve	700	1,999
Operating lease liabilities	(742)	1,064
Other	1,091	1,829
Net cash used in operating activities	(9,849)	(30,651)
Cash flows from investing activities:
Capital expenditures	(292)	(561)
Purchases of investments	—	(29,486)
Sales and maturities of investments	—	15,000
Net cash used in investing activities	(292)	(15,047)
Cash flows from financing activities:
Proceeds from debt refinancing	—	50,000
Payment of debt discount	—	(11,831)
Proceeds from issuance of employee stock purchase plan shares	830	710
Proceeds from exercise of stock options	5,833	459
Repurchase of common stock withheld for taxes	(8,858)	(3,485)
Net cash provided by (used in) financing activities	(2,195)	35,853
Decrease in cash, cash equivalents and restricted cash	(12,336)	(9,845)
Cash, cash equivalents and restricted cash, beginning of quarter	75,744	71,674
Cash, cash equivalents and restricted cash, end of quarter	$63,408	$61,829

	Six Months Ended June 30,
	2025	2024
Supplemental schedule of cash flow information:
Cash paid for interest	$13,090	$8,320
Supplemental schedule of non-cash activities:
Issuance of common shares to settle 2025 Convertible Debt	15,146	—
Exercise of stock options	279	—
Issuance of common shares in settlement of CVR liability	—	15,803

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Cash and cash equivalents	$59,285	$57,604
Restricted cash included in Other assets (1)	4,123	4,225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$63,408	$61,829
(1) These restricted cash items are primarily security deposits in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Business
Nature of Business
Xeris Biopharma Holdings, Inc. ("Xeris Biopharma" or the "Company") is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. The Company offers Recorlev for the treatment of Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). The Company leverages its proprietary formulation technologies (XeriSol and XeriJect) in the creation of new products such as its own XP-8121 (once-weekly subcutaneous (SC) levothyroxine) as well as through the formation of development partnerships with other biopharmaceutical companies.
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
The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of available products and any future products, if and when approved, successful development of product candidates, the development of new technological innovations by competitors, the ability to acquire additional capital when needed and on acceptable terms, and the ability to successfully protect intellectual property. The Company relies on a number of single source suppliers and manufacturers for the supply of its products and product candidates. Disruptions from these suppliers or manufacturers, which has occurred in the past and could occur in the future, could have a negative impact on the Company's business, financial position and results of operations. In addition, the Company is subject to risks and uncertainties as a result of political and macroeconomic events and conditions.
Liquidity and Capital Resources
The Company has incurred operating losses since inception and has an accumulated deficit of $683.0 million as of June 30, 2025. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company's current operating plans and existing working capital at June 30, 2025, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
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
Concentration of credit risk
For the three and six months ended June 30, 2025, four customers accounted for 96% of the Company's gross product revenue. For both the three and six months ended June 30, 2024, four customers accounted for 97% of the Company's gross product revenue. At June 30, 2025 and December 31, 2024, the same four customers accounted for 86% and 97% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Pending accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the requirements for income tax disclosures in order to provide greater transparency. The standards are effective for

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue:
Recorlev	$31,444	$13,338	$56,974	$23,937
Gvoke	23,467	20,046	44,312	36,625
Keveyis	11,485	13,128	22,912	26,213
Other product revenue	1,312	—	1,312	—
Product revenue, net	67,708	46,512	125,510	86,775
Royalty, contract and other revenue	3,831	1,553	6,148	1,928
Total revenue	$71,539	$48,065	$131,658	$88,703
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$35,685	$31,732
Work in process	10,516	10,991
Finished goods	21,081	5,452
Inventory, net	$67,282	$48,175
Inventory reserves were $10.1 million and $7.7 million at June 30, 2025 and December 31, 2024, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Lab equipment	$4,991	$4,730
Furniture and fixtures	545	530
Computer equipment	946	905
Office equipment	97	97
Software	514	507
Leasehold improvements	5,695	6,056
Total property and equipment	12,788	12,825
Less: accumulated depreciation and amortization	(7,504)	(7,263)
Property and equipment, net	$5,284	$5,562
Depreciation and amortization expense relating to property and equipment was $0.3 million for each of the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense relating to property and equipment was $0.6 million for each of the six months ended June 30, 2025 and 2024, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		June 30, 2025			December 31, 2024
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(8,250)	$2,750	$11,000	$(7,150)	$3,850
Definite-lived intangible asset - Recorlev	14	121,000	(30,250)	90,750	121,000	(25,929)	95,071
Total intangible assets		$132,000	$(38,500)	$93,500	$132,000	$(33,079)	$98,921
As of June 30, 2025, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2025	$5,422
2026	10,293
2027	8,643
2028	8,643
2029	8,643
Thereafter	51,856
Total	$93,500
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued employee costs	$15,043	$19,577
Accrued interest expense	1,724	2,123
Accrued supply chain costs	783	871
Accrued marketing costs	2,166	1,506
Accrued research and development costs	2,508	766
Accrued other costs	2,745	2,873
Other accrued liabilities	$24,969	$27,716
Note 8. Debt
The components of debt are as follows (in thousands):

	June 30, 2025	December 31, 2024

Convertible senior notes	$33,950	$49,204
Less: unamortized debt issuance costs	(752)	(973)
Loan agreement	187,342	185,995
Less: unamortized debt issuance costs	(1,914)	(2,118)
Debt, net of unamortized debt issuance costs	$218,626	$232,108

Debt, net of unamortized debt issuance costs, current portion	$—	$15,102
Debt, net of unamortized debt issuance costs, non-current portion	218,626	217,006
Total debt, net of unamortized debt issuance costs	$218,626	$232,108

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible Senior Notes
On September 29, 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of its then outstanding Convertible Notes due 2025 (the "2025 Convertible Notes") for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes").
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,151 shares of the Company's common stock. As of June 30, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2028 Convertible Notes, including the amortization of debt issuance costs was 8.9%.
The 2028 Convertible Notes are senior, unsecured obligations and are equal in right of payment with the issuer's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the 2028 Convertible Notes, and effectively subordinated to its existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness. The 2028 Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company or Xeris Pharma is not a holder thereof) preferred equity, if any, of the Company's direct and indirect subsidiaries other than Xeris Pharma.
The fair value of the 2028 Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of June 30, 2025, the fair value of the 2028 Convertible Notes was approximately $57.9 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 10 - Fair value measurement."
Loan Agreement
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated March 8, 2022 between the Company, Xeris Pharma, and certain subsidiary guarantors of the Company and Hayfin Services LLP, as administrative agent for the lenders ("Credit Agreement"). The Amended and Restated Credit Agreement provided for the Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans were only to be used to redeem the then outstanding 2025 Convertible Notes. The Company did not borrow any funds under the Tranche 2 Loans, which expired on July 15, 2025. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans are being used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
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
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of June 30, 2025, the fair value of the loan approximates its book value.
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
The following table sets forth the Company's future minimum principal payments on the 2028 Convertible Notes and the 2029 Loans (in thousands):

2025 remaining	$—
2026	—
2027	—
2028	33,574
2029	200,000
Thereafter	—
$233,574
For the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $7.4 million and $8.0 million, respectively, of which $0.8 million and $0.8 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $14.7 million and $15.0 million, respectively, of which $1.7 million and $1.4 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
Note 9. Warrants
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
As of June 30, 2025, the following warrants were outstanding:

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
	5,718,244
In August 2025, the Company issued an aggregate of 1,706,485 shares of its common stock pursuant to a notice of cash exercise of warrants by Armistice Capital for an aggregate purchase price of $5.5 million. Following such exercise, Armistice Capital has remaining outstanding warrants to be purchased of 3,412,969 shares of the Company's common stock.

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
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	Total as of June 30, 2025	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$59,285	$59,285	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

	Total as of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$71,621	$71,621	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

Note 11. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards. The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the Xeris Pharmaceutical IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date. As of June 30, 2025, there were 6.1 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. In June 2024, the

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company's stockholders approved an amendment to the ESPP that removed the "evergreen" provision which provided for annual increases in the aggregate number of shares available for issuance thereunder and increased the aggregate number of shares available for issuance thereunder by 6,636,632 additional shares. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of June 30, 2025, there were 6.1 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of June 30, 2025, there were 0.9 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the remainder of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under those plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of June 30, 2025, there were 0.2 million shares reserved for future grants under the Assumed Plans.
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2024	8,832,170	$5.31	2.77
Exercised	(1,682,222)	$3.63
Forfeited	(22)	$5.29
Expired	(72,414)	$9.00
Outstanding - June 30, 2025	7,077,512	$5.66	2.56
Vested and expected to vest at June 30, 2025	7,077,512	$5.66	2.56
Exercisable - June 30, 2025	7,077,470	$5.66	2.56
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price. At June 30, 2025 and 2024, the total intrinsic value of stock options was $5.7 million and $0.8 million, respectively.
At June 30, 2025, the amount of unrecognized stock based compensation expense related to stock options was less than $0.1 million.

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
A summary of outstanding RSU awards and the activity for the six months ended June 30, 2025 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2024	16,420,640	$2.12
Granted	5,468,000	$3.71
Vested	(6,827,525)	$2.09
Forfeited	(592,812)	$2.30
Unvested balance - June 30, 2025	14,468,303	$2.73
The total fair value of RSUs vested for the six months ended June 30, 2025 was $25.5 million. Of the vested RSUs, 2.4 million shares were surrendered to fulfill tax withholding obligations.
As of June 30, 2025, there was $29.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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
As of June 30, 2025, there was $4.0 million of unrecognized stock-based compensation expense related to SARs, which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$444	$382	$768	$719
Selling, general and administrative	4,564	3,851	8,683	7,281
Total stock-based compensation expense	$5,008	$4,233	$9,451	$8,000
Note 12. Leases
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of June 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 10.2 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,523	$839	$3,017	$1,204
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2025	2024	2025	2024
Operating lease expense	$1,272	$1,340	$2,567	$2,680
Variable lease expense	974	325	1,949	566
Sublease income	(291)	(52)	(584)	(105)
Total lease expense	$1,955	$1,613	$3,932	$3,141
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of June 30, 2025, maturities of lease liabilities are summarized as follows (in thousands):

2025 remaining	$3,063
2026	6,232
2027	6,389
2028	6,549
2029	6,714
Thereafter	38,727
Total lease payments	67,674
Less: Effect of discounting to net present value	(29,077)
Present value of lease liabilities	$38,597

Operating lease liabilities, current	$6,156
Operating lease liabilities, non-current	32,441
Total operating lease liabilities	$38,597
Note 13. Commitments and Contingencies
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
Leases
As of June 30, 2025, the Company had unused letters of credit of $4.1 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.1 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Contingencies
Legal Matters
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2025, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
Long Term Debt
The 2029 Loans will mature on March 5, 2029; provided, however, that the 2029 Loans will mature on January 15, 2028 if the 2028 Convertible Notes are outstanding as of such date and either (i) the maturity date of the applicable notes has not been extended to a

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Shares to be issued upon conversion of Convertible Notes	10,971,895	15,939,216
Vested and unvested stock options	7,077,512	8,943,175
Restricted stock units	14,468,303	16,765,889
Warrants	5,758,536	8,362,270
Total anti-dilutive securities excluded from EPS computation	38,276,246	50,010,550

Note 15. Segment Reporting
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
Patent Rights
As of July 31, 2025, we owned 180 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 66 granted patents globally related to our platform technologies and eight patents granted in the United States and listed in the United States Food and Drug Administration ("FDA") Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, and 11,903,940, which were granted on June 1, 2021, March 22, 2022, and February 20, 2024, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.

Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the six months ended June 30, 2025 and June 30, 2024, we reported net losses of $11.1 million and $34.0 million, respectively. We have not been profitable since inception, and, as of June 30, 2025, our accumulated deficit was $683.0 million. In the near term, we expect to continue to incur net losses as we, among other things:

■	continue our marketing and selling efforts related to our commercial products;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a high interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and six months ended June 30, 2025 and 2024 as well as factors that impact those items.
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
Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue, net:
Recorlev	$31,444	$13,338	$18,106	135.7	$56,974	$23,937	$33,037	138.0
Gvoke	23,467	20,046	3,421	17.1	44,312	36,625	7,687	21.0
Keveyis	11,485	13,128	(1,643)	(12.5)	22,912	26,213	(3,301)	(12.6)
Other product revenue	1,312	—	1,312	100.0	1,312	—	1,312	100.0
Product revenue, net	67,708	46,512	21,196	45.6	125,510	86,775	38,735	44.6
Royalty, contract and other revenue	3,831	1,553	2,278	146.7	6,148	1,928	4,220	218.9
Total revenue	71,539	48,065	23,474	48.8	131,658	88,703	42,955	48.4

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	11,898	7,790	4,108	52.7	20,626	13,761	6,865	49.9
Research and development	8,055	5,759	2,296	39.9	15,808	13,580	2,228	16.4
Selling, general and administrative	44,393	39,993	4,400	11.0	88,411	78,373	10,038	12.8
Amortization of intangible assets	2,711	2,710	1	—	5,421	5,421	—	—
Total cost and expenses	67,057	56,252	10,805	19.2	130,266	111,135	19,131	17.2
Income (loss) from operations	4,482	(8,187)	12,669	(154.7)	1,392	(22,432)	23,824	(106.2)
Other income (expense):
Interest and other income	948	1,291	(343)	(26.6)	2,123	3,214	(1,091)	(33.9)
Debt refinancing costs	—	—	—	—	—	(2,690)	2,690	100.0
Interest expense	(7,358)	(7,964)	606	(7.6)	(14,663)	(14,996)	333	(2.2)
Change in fair value of warrants	—	3	(3)	(100.0)	—	7	(7)	(100.0)
Change in fair value of contingent value rights	—	601	(601)	(100.0)	—	3,968	(3,968)	(100.0)
Total other expense	(6,410)	(6,069)	(341)	5.6	(12,540)	(10,497)	(2,043)	19.5
Net loss before benefit from income taxes	(1,928)	(14,256)	12,328	(86.5)	(11,148)	(32,929)	21,781	(66.1)
Income tax benefit	—	(749)	749	(100.0)	—	(1,056)	1,056	(100.0)
Net loss	$(1,928)	$(15,005)	$13,077	(87.2)	$(11,148)	$(33,985)	$22,837	(67.2)
Product revenue, net
Recorlev
Net revenue increased by $18.1 million or 135.7% for the three months ended June 30, 2025 compared to the same period ended June 30, 2024. The increase was due to higher volume ($18.8 million or 141.3%), primarily driven by prescription growth, offset by unfavorable net pricing ($0.7 million or 5.6%).
Net revenue increased by $33.0 million or 138.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to higher volume ($35.4 million or 148.1%), primarily driven by prescription growth, offset by unfavorable net pricing ($2.4 million or 10.1%).
Gvoke
Net revenue increased by $3.4 million or 17.1% for the three months ended June 30, 2025 compared to the same period ended June 30, 2024. The increase was due to higher volume ($0.8 million or 4.0%), and favorable net pricing ($2.6 million or 13.1%).
Net revenue increased by $7.7 million or 21.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to higher volume ($3.3 million or 9.0%), and favorable net pricing ($4.4 million or 12.0%).
Keveyis
Net revenue decreased by $1.6 million or 12.5% for the three months ended June 30, 2025 compared to the same period ended June 30, 2024. The decrease was due to lower volume ($2.7 million or 20.5%), offset by favorable net pricing ($1.1 million or 8.0%).

Net revenue decreased by $3.3 million or 12.6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to lower volume ($5.4 million or 20.5%), offset by favorable net pricing ($2.1 million or 7.9%).
Other product revenue
Other product revenue increased by $1.3 million for the three and six months ended June 30, 2025. This includes the sale of VialDx to American Regent following the recent approval of Gvoke VialDx for use as a diagnostic aid during certain radiological examinations.
Cost of goods sold
Cost of goods sold increased by $4.1 million or 52.7% and $6.9 million or 49.9% for the three and six months ended June 30, 2025 compared to the same periods ended June 30, 2024, respectively.
Cost of goods sold as a percent of total product revenue increased by 0.8%, to 17.6% for the three months ended June 30, 2025 compared to 16.7% for the same period ended June 30, 2024, primarily due to higher write-offs of Gvoke components as a result of manufacturing process changes required to support Gvoke capacity expansion efforts ($1.5 million or 2.2%), offset by higher sales of products with a lower cost of goods sold (1.4%).
Cost of goods sold as a percent of total product revenue increased by 0.6%, to 16.4% for the six months ended June 30, 2025 compared to 15.9% for the same period ended June 30, 2024, primarily due to a one-time credit for Keveyis purchased in 2024 (1.9%), offset by higher sales of products with a lower cost of goods sold (1.3%).
Research and development expenses
Research and development expenses increased by $2.3 million or 39.9% for the three months ended June 30, 2025 compared to the same period ended June 30, 2024.
Research and development expenses increased by $2.2 million or 16.4% for the six months ended June 30, 2025 compared to the same period ended June 30, 2024.
The following table summarizes our research and development expenses by type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Project specific expenses:
Pipeline	$2,444	$941	$1,503	159.7	$5,030	$4,071	$959	23.6
Technology development (1)	529	301	228	75.7	815	840	(25)	(3.0)
Personnel related expenses	4,325	3,579	746	20.8	8,552	7,007	1,545	22.0
Lab supplies and equipment depreciation	434	384	50	13.0	776	764	12	1.6
Other	323	554	(231)	(41.7)	635	898	(263)	(29.3)
Total	$8,055	$5,759	$2,296	39.9	$15,808	$13,580	$2,228	16.4
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.4 million or 11.0% for the three months ended June 30, 2025 compared to the same period ended June 30, 2024. This increase was primarily due to higher personnel related expense ($3.1 million), primarily due to investments made in the Recorlev commercial organization starting in the third quarter of 2024.
Selling, general and administrative expenses increased by $10.0 million or 12.8% for the six months ended June 30, 2025 compared to the same period ended June 30, 2024. This increase was primarily due to higher personnel related expense ($7.2 million), primarily due to investments made in the Recorlev commercial organization starting in the third quarter of 2024.
Amortization of intangible assets
For the three and six months ended June 30, 2025 and June 30, 2024, amortization of intangible assets were both $2.7 million and $5.4 million, respectively.
Other income (expense)
For the three months ended June 30, 2025, interest expense decreased $0.6 million or 7.6% compared to the three months ended June 30, 2024. The decrease is primarily due to a lower principal amount of debt outstanding during the period.
For the six months ended June 30, 2025, interest expense decreased $0.3 million or 2.2% compared to the six months ended June 30, 2024. The decrease is primarily due to a lower principal amount of debt outstanding during the period.
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
Financing Transactions
In May 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, dated May 11, 2022 ("Sales Agreement") for the offering, issuance and sale of up to a maximum aggregate offering price of $75.0 million of common stock. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Either party may each terminate the Sales Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares pursuant to the Sales Agreement.
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of our 5.00% Convertible Senior Note due 2025 ("2025 Convertible Notes") for $33.6 million in aggregate principal amount of our 8.00% Convertible Senior Note due 2028 ("2028 Convertible Notes").
In March 2024, we entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the New Lenders, pursuant to which we and our subsidiaries granted a first priority security interest on substantially all of our assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement provides for the Lenders to extend $200.0 million in term loans to the Company on the closing date and up to an additional $15.2 million in additional term loans, which additional term loans are available only to redeem the Company's then outstanding 2025 Convertible Notes.
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,152 shares of the Company's common stock. As of June 30, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have incurred operating losses since inception, and we have an accumulated deficit of $683.0 million at June 30, 2025. Based on our current operating plans and existing working capital at June 30, 2025, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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

Cash Flows	Six Months Ended June 30,
(in thousands)	2025	2024

Net cash used in operating activities	$(9,849)	$(30,651)
Net cash used in investing activities	$(292)	$(15,047)
Net cash provided by/(used in) financing activities	$(2,195)	$35,853
Operating Activities

Net cash used in operating activities was $9.8 million for the six months ended June 30, 2025, compared to $30.7 million for the six months ended June 30, 2024. The decrease in net cash used in operating activities was primarily driven by higher sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $292.0 thousand for the six months ended June 30, 2025, compared to $15.0 million for the six months ended June 30, 2024. The decrease in cash used by investing activities for the six months ended June 30, 2025 was due to fewer purchases of short-term investments.
Financing Activities
Net cash used in financing activities was $2.2 million for the six months ended June 30, 2025, compared to $35.9 million provided by financing activities for the six months ended June 30, 2024. The cash used by financing activities in the six months ended June 30, 2025 was driven by repurchases of common stock withheld for taxes and the proceeds from the exercise of stock awards. The cash provided by financing activities in the six months ended June 30, 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at June 30, 2025 would increase or decrease interest income by approximately $0.6 million on an annual basis.
Long-term Debt—Our interest rate risk relates primarily to the United States dollar SOFR-indexed borrowings. Based on our outstanding borrowings pursuant to the Amended and Restated Credit Agreement, interest is incurred at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. Interest on the 2028 Convertible Notes is assessed at a fixed rate of 8.0% annually and therefore does not subject us to interest rate risk.
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three and six months ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
On June 12, 2025, Marla Persky, the Chairperson of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 31,000 shares of the Company's common stock. Ms. Persky’s Rule 10b5-1 trading arrangement was adopted in order to sell-to-cover a number of shares of the Company’s common stock to satisfy tax withholding obligations in connection with the vesting of Ms. Persky's restricted stock units. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, subject to the earlier termination as provided in the plan.

During the six months ended June 30, 2025, no other directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Xeris Biopharma Holdings, Inc.
Date:	August 7, 2025	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2025	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)