Form 10-Q
period 2025-09-30
Xeris Biopharma Holdings, Inc.
filed 2025-11-06
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of October 31, 2025, 165,924,289 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$91,598	$71,621
Trade accounts receivable, net	53,751	40,415
Inventory, net	67,462	48,175
Prepaid expenses and other current assets	11,206	7,451
Total current assets	224,017	167,662
Property and equipment, net	4,946	5,562
Operating lease right-of-use assets	22,263	22,649
Goodwill	22,859	22,859
Intangible assets, net	90,789	98,921
Other assets	5,317	5,407
Total assets	$370,191	$323,060
Liabilities and Stockholders' Equity (deficit)
Current liabilities:
Accounts payable	$6,527	$2,290
Current portion of long-term debt	—	15,102
Current operating lease liabilities	6,194	6,080
Other accrued liabilities	30,350	27,716
Accrued trade discounts and rebates	51,264	29,084
Accrued returns reserve	19,216	19,082
Other current liabilities	2,649	1,089
Total current liabilities	116,200	100,443
Long-term debt, net of current portion and unamortized debt issuance costs	219,469	217,006
Non-current operating lease liabilities	31,991	33,259
Other liabilities	3,392	1,967
Total liabilities	371,052	352,675
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 165,528,253 and 149,429,410 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17	15
Additional paid in capital	681,535	642,256
Accumulated deficit	(682,388)	(671,861)
Accumulated other comprehensive loss	(25)	(25)
Total stockholders' equity (deficit)	(861)	(29,615)
Total liabilities and stockholders' equity (deficit)	$370,191	$323,060
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$74,063	$52,861	$199,573	$139,636
Royalty, contract and other revenue	317	1,407	6,465	3,335
Total revenue	74,380	54,268	206,038	142,971
Costs and expenses:
Cost of goods sold	10,996	13,593	31,622	27,354
Research and development	7,483	5,888	23,291	19,468
Selling, general and administrative	46,459	44,969	134,870	123,342
Amortization of intangible assets	2,711	2,711	8,132	8,132
Total costs and expenses	67,649	67,161	197,915	178,296
Income (loss) from operations	6,731	(12,893)	8,123	(35,325)
Other income (expense):
Interest and other income	1,158	1,197	3,281	4,411
Debt refinancing costs	—	—	—	(2,690)
Interest expense	(7,268)	(7,786)	(21,931)	(22,782)
Change in fair value of warrants	—	—	—	7
Change in fair value of contingent value rights	—	420	—	4,388
Total other expense	(6,110)	(6,169)	(18,650)	(16,666)
Net income (loss) before income taxes	621	(19,062)	(10,527)	(51,991)
Income tax benefit	—	3,324	—	2,268
Net income (loss)	$621	$(15,738)	$(10,527)	$(49,723)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	—	15	—	9
Foreign currency translation adjustments	(1)	—	—	—
Comprehensive income (loss)	$620	$(15,723)	$(10,527)	$(49,714)

Net income (loss) per common share - basic	$0.00	$(0.11)	$(0.07)	$(0.34)
Net income (loss) per common share - diluted	$0.00	$(0.11)	$(0.07)	$(0.34)

Weighted average common shares outstanding:
Basic	163,649,932	148,993,823	158,559,467	145,962,198
Diluted	177,617,307	148,993,823	158,559,467	145,962,198
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(18,980)	(18,980)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	229,417	—	459	—	—	459
Vesting of restricted stock units (net of 1,437,592 shares withheld for tax)	2,339,223	—	(3,434)	—	—	(3,434)
Stock-based compensation	—	—	3,767	—	—	3,767
Other comprehensive loss	—	—	—	(11)	—	(11)
Balance, March 31, 2024	148,224,403	$15	$626,848	$(36)	$(636,005)	$(9,178)
Net loss	—	—	—	—	(15,005)	(15,005)
Vesting of restricted stock units (net of 23,230 shares withheld for tax)	340,417	—	(51)	—	—	(51)
Stock-based compensation	—	—	4,233	—	—	4,233
Issuance of common stock through employee stock purchase plan	371,907	—	710	—	—	710
Other comprehensive gain	—	—	—	5	—	5
Balance, June 30, 2024	148,936,727	$15	$631,740	$(31)	$(651,010)	$(19,286)
Net loss	—	—	—	—	(15,738)	(15,738)
Vesting of restricted stock units (net of 38,918 shares withheld for tax)	67,207	—	(82)	—	—	(82)
Stock-based compensation	—	—	6,768	—	—	6,768
Other comprehensive gain	—	—	—	15	—	15
Balance, September 30, 2024	149,003,934	$15	$638,426	$(16)	$(666,748)	$(28,323)

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)	—	—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares for warrants exercised	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)
Net loss	—	—	—	—	(1,928)	(1,928)
Exercise of stock options	315,724	—	1,152	—	—	1,152
Vesting of restricted stock units (net of 170,442 shares withheld for tax)	680,154	—	(859)	—	—	(859)
Issuance of common shares in settlement of 2025 Convertible Debt	3,932,399	—	11,958	—	—	11,958
Issuance of common stock through employee stock purchase plan	282,435	—	830	—	—	830
Stock-based compensation	—	—	4,670	—	—	4,670
Other comprehensive gain	—	—	—	1	—	1
Balance, June 30, 2025	161,224,762	$16	$663,713	$(24)	$(683,009)	$(19,304)
Net income	—	—	—	—	621	621
Exercise of stock options	1,179,760	—	5,183	—	—	5,183
Vesting of restricted stock units (net of 93,725 shares withheld for tax)	167,986	—	(478)	—	—	(478)
Issuance of common shares in settlement of warrants	2,955,745	1	9,166	—	—	9,167
Stock-based compensation	—	—	3,951	—	—	3,951
Other comprehensive gain	—	—	—	(1)	—	(1)
Balance, September 30, 2025	165,528,253	$17	$681,535	$(25)	$(682,388)	$(861)

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,527)	$(49,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	978	914
Amortization of intangible assets	8,132	8,132
Amortization of premium/discount on investments	—	(674)
Amortization of debt discount and debt issuance costs	2,507	2,183
Amortization of operating right-of-use assets	386	446
Deferred income tax expense (benefit)	—	(2,268)
Stock-based compensation	17,094	14,768
Change in fair value of contingent value rights	—	(4,388)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,336)	(1,941)
Prepaid expenses and other current assets	(3,350)	(1,362)
Inventory	(15,275)	(5,645)
Accounts payable	1,629	(4,410)
Other accrued liabilities	(398)	(603)
Accrued trade discounts and rebates	20,375	(1,630)
Accrued returns reserve	134	3,525
Operating lease liabilities	(1,154)	1,422
Other	1,388	2,298
Net cash provided by (used in) operating activities	8,583	(38,956)
Cash flows from investing activities:
Capital expenditures	(363)	(648)
Purchases of investments	—	(34,485)
Sales and maturities of investments	—	30,000
Net cash provided by (used in) investing activities	(363)	(5,133)
Cash flows from financing activities:
Proceeds from debt refinancing	—	50,000
Payment of debt discount	—	(11,831)
Proceeds from issuance of employee stock purchase plan shares	830	710
Proceeds from exercise of stock options	10,994	459
Proceeds from issuance of common shares in settlement of warrants	9,167	—
Repurchase of common stock withheld for taxes	(9,336)	(3,568)
Net cash provided by (used in) financing activities	11,655	35,770
Net cash provided by (used in) in cash, cash equivalents and restricted cash	19,875	(8,319)
Cash, cash equivalents and restricted cash, beginning of year	75,744	71,674
Cash, cash equivalents and restricted cash, end of quarter	$95,619	$63,355

	Nine Months Ended September 30,
	2025	2024
Supplemental schedule of cash flow information:
Cash paid for interest	$20,170	$20,925
Supplemental schedule of non-cash activities:
Issuance of common shares to settle 2025 Convertible Debt	15,146	—
Exercise of stock options	301	—
Issuance of common shares in settlement of CVR liability	—	15,803

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Cash and cash equivalents	$91,598	$59,232
Restricted cash included in Other assets (1)	4,021	4,123
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$95,619	$63,355
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
Liquidity and Capital Resources
The Company has incurred operating losses since inception and has an accumulated deficit of $682.4 million as of September 30, 2025. The Company expects to continue to incur net losses for at least the next 12 months beyond the issuance date of these condensed consolidated financial statements. Based on the Company's current operating plans and existing working capital at September 30, 2025, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.
If needed, the Company may elect to finance its operations through equity or debt financing along with revenues. In addition, there can be no assurance that the Company will be able to successfully market and sell Recorlev, Gvoke and Keveyis. The Company's ability to raise additional capital and repay or restructure its indebtedness will depend on the capital markets and its financial condition at such time, among other factors. Market volatility resulting from announced or implemented U.S. trade tariffs or export controls and trade disputes with other countries, instability in the global credit markets, changes in U.S. governmental policies or resources that negatively affect us, and geopolitical instability resulting from the ongoing military conflicts between Russia and Ukraine, Israel and Hamas and the potential for wider conflict in the Middle East, elevated and fluctuating interest rates, inflationary pressures, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures or other factors could also adversely impact the Company's ability to access capital as and when needed. In addition, equity or debt financing may not be available to the Company on acceptable terms, or at all, or be subject to restrictions that could negatively impact the Company's business. As a result of these factors, the Company may not be able to engage in any of the alternative activities, or engage in such activities on desirable terms, which could harm the Company's business, financial condition and results of operations. The issuance of equity securities may result in dilution to stockholders. If the Company raises additional funds through the issuance of additional debt, which may have rights, preferences and privileges senior to those of the Company's common stockholders, the terms of the debt could impose significant restrictions on the Company's operations. The failure to raise funds as and when needed could have a negative impact on the Company's financial condition and ability to pursue its business strategies. If additional funding is not secured when required, the Company may need to delay or curtail its operations until such funding is received, which would have a material adverse impact on the business prospects and results of operations.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentration of credit risk
For the three and nine months ended September 30, 2025, four customers accounted for 97% of the Company's gross product revenue. For the three and nine months ended September 30, 2024, four customers accounted for 95% and 96% of the Company's gross product revenue, respectively. At September 30, 2025 and December 31, 2024, the same four customers accounted for 98% and 97% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Pending accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the requirements for income tax disclosures in order to provide greater transparency. The standards are effective for fiscal years beginning after December 15, 2024, and requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The Company has completed its assessment and

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
determined there is no impact on the financial statements, other than the expanded disclosures required for ASU 2023-09. The Company intends to implement ASU 2023-09 for the fiscal year ending December 31, 2025.
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
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue:
Recorlev	$36,975	$17,726	$93,949	$41,663
Gvoke	25,151	22,942	69,463	59,567
Keveyis	11,937	12,193	34,849	38,406
Other product revenue	—	—	1,312	—
Product revenue, net	74,063	52,861	199,573	139,636
Royalty, contract and other revenue	317	1,407	6,465	3,335
Total revenue	$74,380	$54,268	$206,038	$142,971
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$36,417	$31,732
Work in process	12,734	10,991
Finished goods	18,311	5,452
Inventory, net	$67,462	$48,175
Inventory reserves were $11.4 million and $7.7 million at September 30, 2025 and December 31, 2024, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Lab equipment	$4,991	$4,730
Furniture and fixtures	545	530
Computer equipment	946	905
Office equipment	97	97
Software	514	507
Leasehold improvements	5,695	6,056
Total property and equipment	12,788	12,825
Less: accumulated depreciation and amortization	(7,842)	(7,263)
Property and equipment, net	$4,946	$5,562
Depreciation and amortization expense relating to property and equipment was $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense relating to property and equipment was $1.0 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		September 30, 2025			December 31, 2024
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(8,800)	$2,200	$11,000	$(7,150)	$3,850
Definite-lived intangible asset - Recorlev	14	121,000	(32,411)	88,589	121,000	(25,929)	95,071
Total intangible assets		$132,000	$(41,211)	$90,789	$132,000	$(33,079)	$98,921
As of September 30, 2025, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2025	$2,711
2026	10,293
2027	8,643
2028	8,643
2029	8,643
Thereafter	51,856
Total	$90,789

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued employee costs	$20,148	$19,577
Accrued interest expense	1,066	2,123
Accrued supply chain costs	607	871
Accrued marketing costs	1,802	1,506
Accrued research and development costs	3,465	766
Accrued other costs	3,262	2,873
Other accrued liabilities	$30,350	$27,716
Note 8. Debt
The components of debt are as follows (in thousands):

	September 30, 2025	December 31, 2024

Convertible senior notes	$33,922	$49,204
Less: unamortized debt issuance costs	(690)	(973)
Loan agreement	188,045	185,995
Less: unamortized debt issuance costs	(1,808)	(2,118)
Debt, net of unamortized debt issuance costs	$219,469	$232,108

Debt, net of unamortized debt issuance costs, current portion	$—	$15,102
Debt, net of unamortized debt issuance costs, non-current portion	219,469	217,006
Total debt, net of unamortized debt issuance costs	$219,469	$232,108

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
In March and April of 2025, holders of all outstanding 2025 Convertible Senior Notes, totaling $15.2 million in aggregate principal amount, were converted by the noteholders into 4,978,151 shares of the Company's common stock. As of September 30, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2028 Convertible Notes, including the amortization of debt issuance costs was 8.9%.
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
At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of 2028 Convertible Notes may convert their 2028 Convertible Notes at their option into shares of the Company's common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of 2028 Convertible Notes, subject to adjustment in certain circumstances.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of the 2028 Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of September 30, 2025, the fair value of the 2028 Convertible Notes was approximately $90.5 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 10 - Fair value measurement."
Loan Agreement
On March 5, 2024, the Company, Xeris Pharma and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated March 8, 2022, between the Company, Xeris Pharma, and certain subsidiary guarantors of the Company and Hayfin Services, LLP, as administrative agent for the lenders ("Credit Agreement"). The Amended and Restated Credit Agreement provided for the Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans were only to be used to redeem the then outstanding 2025 Convertible Notes. The Company did not borrow any funds under the Tranche 2 Loans, which expired on July 15, 2025. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans are being used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
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
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of September 30, 2025, the fair value of the loan approximates its book value.
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
$233,574
For the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $7.3 million and $7.8 million, respectively, of which $0.8 million and $0.8 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized interest expense of $21.9 million and $22.8 million, respectively, of which $2.5 million and $2.2 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
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
As of September 30, 2025, the following warrants were outstanding:

Warrants classified as equities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Armistice securities purchase agreement	2,275,313	$3.223	February 2027
Warrants in connection with Hayfin Amended and Restated Credit Agreement	263,158	$2.280	March 2029
	2,664,470
In August 2025, the Company issued an aggregate of 2,844,141 shares of its common stock pursuant to a notice of cash exercise of warrants by Armistice Capital for an aggregate purchase price of $9.2 million. Additionally, the Company issued an aggregate of 111,604 of its common stock pursuant to a notice of cashless exercise of 209,633 warrants by Avenue Capital.
In February 2025, the Company issued an aggregate of 450,585 of its common stock pursuant to a notice of cashless exercise of 1,052,631 warrants by Hayfin Services LLP, as administrative agent for the Lenders under the Credit Agreement, and 209,633 warrants by Avenue Capital.
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
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	Total as of September 30, 2025	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$91,598	$91,598	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—

	Total as of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$71,621	$71,621	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—

Note 11. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards. The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the Xeris Pharmaceutical IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date. As of September 30, 2025, there were 6.6 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. In June 2024, the Company's stockholders approved an amendment to the ESPP that removed the "evergreen" provision which provided for annual increases in the aggregate number of shares available for issuance thereunder and increased the aggregate number of shares available for issuance thereunder by 6,636,632 additional shares. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of September 30, 2025, there were 6.1 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of September 30, 2025, there were 1.0 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the remainder of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under those plans. The number of shares subject to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of September 30, 2025, there were 0.2 million shares reserved for future grants under the Assumed Plans.
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over either two, three or four years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the nine months ended September 30, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)
Outstanding - December 31, 2024	8,832,170	$5.31	2.77
Exercised	(2,861,982)	$3.95
Forfeited	(22)	$5.29
Expired	(204,566)	$13.99
Outstanding - September 30, 2025	5,765,600	$5.67	2.78
Vested and expected to vest at September 30, 2025	5,765,600	$5.67	2.78
Exercisable - September 30, 2025	5,765,600	$5.67	2.78
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price. At September 30, 2025 the total intrinsic value of stock options was $19.2 million.
At September 30, 2025, the amount of unrecognized stock based compensation expense related to stock options was less than $0.1 million.

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
A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2025 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2024	16,420,640	$2.12
Granted	5,592,200	$3.73
Vested	(7,089,236)	$2.10
Forfeited	(1,147,499)	$2.50
Unvested balance - September 30, 2025	13,776,105	$2.76
The total fair value of RSUs vested for the nine months ended September 30, 2025 was $26.8 million. Of the vested RSUs, 2.5 million shares were surrendered to fulfill tax withholding obligations.
As of September 30, 2025, there was $24.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.
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
As of September 30, 2025, there was $8.2 million of unrecognized stock-based compensation expense related to SARs, which is expected to be recognized over the weighted-average remaining vesting period of 1.2 years.
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$421	$308	$1,189	$1,027
Selling, general and administrative	7,222	6,460	15,905	13,741
Total stock-based compensation expense	$7,643	$6,768	$17,094	$14,768
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of September 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 10.0 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,531	$1,309	$4,548	$2,513
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense	2025	2024	2025	2024
Operating lease expense	$1,298	$1,301	$3,865	$3,981
Variable lease expense	986	471	2,935	1,037
Sublease income	(216)	(194)	(800)	(299)
Total lease expense	$2,068	$1,578	$6,000	$4,719
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of September 30, 2025, maturities of lease liabilities are summarized as follows (in thousands):

2025 remaining	$1,531
2026	6,232
2027	6,389
2028	6,549
2029	6,714
Thereafter	38,727
Total lease payments	66,142
Less: Effect of discounting to net present value	(27,957)
Present value of lease liabilities	$38,185

Operating lease liabilities, current	6,194
Operating lease liabilities, non-current	31,991
Total operating lease liabilities	$38,185
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
Leases
As of September 30, 2025, the Company had unused letters of credit of $4.0 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.0 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.
Contingencies
Legal Matters
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2025, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
Note 14. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share are determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For periods in which the Company was in a net loss, the shares issuable upon conversion, exercise or vesting of Convertible Notes, warrants, stock option awards and RSUs have been excluded from the calculation because their effects would be anti-dilutive. Therefore, the weighted average common shares outstanding used to calculate both basic and diluted net loss per common share are the same.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net income (loss)	$621	$(15,738)	$(10,527)	$(49,723)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	163,649,932	148,993,823	158,559,467	145,962,198
Effect of dilutive securities:
Stock Options	2,041,961	—	—	—
Restricted stock units (RSUs)	9,829,642	—	—	—
Warrants	2,095,772	—	—	—
Weighted-average shares outstanding for diluted net income (loss) per share	177,617,307	148,993,823	158,559,467	145,962,198

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	—	8,940,872	5,765,600	8,940,872
Restricted stock units (RSUs)	—	16,373,663	13,776,105	16,373,663
Warrants	—	8,053,148	2,664,470	8,053,148
Shares to be issued upon conversion of Convertible Notes	10,971,895	15,939,216	10,971,895	15,939,216
Total anti-dilutive securities excluded from EPS computation	10,971,895	49,306,899	33,178,070	49,306,899

Note 15. Segment Reporting
The Company is a single operating and reporting segment dedicated to developing and commercializing therapies for people with chronic endocrine and neurological diseases. The Company has identified the Chief Executive Officer as the chief operating decision maker ("CODM").
The CODM regularly reviews consolidated financial information, including net income (loss), to assess the performance of the Company and allocate resources. The CODM also considers budget versus actual results and revenue trends to evaluate expenditures and allocate resources across the organization.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The condensed consolidated financial statements provide a comprehensive view of the Company’s overall financial condition, including information on segment assets and liabilities reported in the condensed consolidated balance sheets. The significant expense categories are consistent with those presented on the face of the condensed consolidated statements of operations and comprehensive income (loss), and the CODM does not receive or use any other disaggregated or significant expense information for decision making purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 6, 2025 with the U.S. Securities and Exchange Commission ("SEC"). In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, including potential impacts of regulatory agency staffing cuts and reduced resources as well as shifting policy priorities and the impact on regulatory feedback and timing thereof, changes in macroeconomic conditions such as the possibility of an economic downturn or general economic uncertainty, our ability to market and sell our products and product candidates if approved, increasing geopolitical tensions and market volatility, including announced or implemented tariffs, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other subsequent filings with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

•XP-8121: We are in the process of developing the first and only, once-weekly, subcutaneous injection of levothyroxine for the treatment of hypothyroidism. We are working with the United States Food and Drug Administration ("FDA") to plan and initiate a Phase 3 clinical trial of our XP-8121 product candidate.

•Partnerships: We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation technologies to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. We are currently collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics.

Our Strategy

Our strategy is to build a profitable biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases. Xeris is uniquely positioned to execute on this strategy through the continued growth of our three commercial products, which enables us to invest in and develop therapies for unmet medical needs. We believe this will generate value to all of our stakeholders.
Patent Rights
As of October 31, 2025, we owned 191 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 66 granted patents globally related to our platform technologies and nine patents granted in the United States and listed in the FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,903,940, and 12,377,096, which were granted on June 1, 2021, March 22, 2022, February 20, 2024, and August 5, 2025, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.

Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the nine months ended September 30, 2025 and September 30, 2024, we reported net losses of $10.5 million and $49.7 million, respectively. Our accumulated deficit was $682.4 million. In the near term, we may incur net losses as we, among other things:

■	continue our selling and marketing efforts related to our commercial products;
■	continue our research and development efforts;
■	continue to operate as a public company; and
■	continue to fund our operations with an increased cost of borrowing due to a high interest rate environment and tighter lending requirements.
We may continue to seek public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates, if approved. In addition, we may not be profitable even if we commercialize any of our product candidates.
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and nine months ended September 30, 2025 and 2024 as well as factors that impact those items.
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
Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue, net:
Recorlev	$36,975	$17,726	$19,249	108.6	$93,949	$41,663	$52,286	125.5
Gvoke	25,151	22,942	2,209	9.6	69,463	59,567	9,896	16.6
Keveyis	11,937	12,193	(256)	(2.1)	34,849	38,406	(3,557)	(9.3)
Other product revenue	—	—	—	—	1,312	—	1,312	—
Product revenue, net	74,063	52,861	21,202	40.1	199,573	139,636	59,937	42.9
Royalty, contract and other revenue	317	1,407	(1,090)	(77.5)	6,465	3,335	3,130	93.9
Total revenue	74,380	54,268	20,112	37.1	206,038	142,971	63,067	44.1

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	10,996	13,593	(2,597)	(19.1)	31,622	27,354	4,268	15.6
Research and development	7,483	5,888	1,595	27.1	23,291	19,468	3,823	19.6
Selling, general and administrative	46,459	44,969	1,490	3.3	134,870	123,342	11,528	9.3
Amortization of intangible assets	2,711	2,711	—	—	8,132	8,132	—	—
Total cost and expenses	67,649	67,161	488	0.7	197,915	178,296	19,619	11.0
Income (loss) from operations	6,731	(12,893)	19,624	(152.2)	8,123	(35,325)	43,448	(123.0)
Other income (expense):
Interest and other income	1,158	1,197	(39)	(3.3)	3,281	4,411	(1,130)	(25.6)
Debt refinancing costs	—	—	—	—	—	(2,690)	2,690	100.0
Interest expense	(7,268)	(7,786)	518	(6.7)	(21,931)	(22,782)	851	(3.7)
Change in fair value of warrants	—	—	—	—	—	7	(7)	(100.0)
Change in fair value of contingent value rights	—	420	(420)	(100.0)	—	4,388	(4,388)	(100.0)
Total other expense	(6,110)	(6,169)	59	(1.0)	(18,650)	(16,666)	(1,984)	11.9
Net income (loss) before income taxes	621	(19,062)	19,683	(103.3)	(10,527)	(51,991)	41,464	(79.8)
Income tax benefit	—	3,324	(3,324)	(100.0)	—	2,268	(2,268)	(100.0)
Net income (loss)	$621	$(15,738)	$16,359	(103.9)	$(10,527)	$(49,723)	$39,196	(78.8)
Product revenue, net
Recorlev
Net revenue increased by $19.2 million or 108.6% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. The increase was due to higher volume ($20.6 million or 115.9%), primarily driven by increased patient demand, offset by unfavorable net pricing ($1.4 million or 7.3%).
Net revenue increased by $52.3 million or 125.5% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to higher volume ($56.3 million or 135.1%), primarily driven by increased patient demand, offset by unfavorable net pricing ($4.0 million or 9.6%).
Gvoke
Net revenue increased by $2.2 million or 9.6% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. The increase was due to higher volume ($0.6 million or 2.7%) and favorable net pricing ($1.6 million or 6.9%).
Net revenue increased by $9.9 million or 16.6% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to higher volume ($3.9 million or 6.5%) and favorable net pricing ($6.0 million or 10.1%).
Keveyis
Net revenue decreased by $0.3 million or 2.1% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. The decrease was due to unfavorable net pricing ($1.1 million or 8.8%) offset by higher volume ($0.8 million or 6.7%).

Net revenue decreased by $3.6 million or 9.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to unfavorable net pricing ($4.9 million or 12.6%), offset by higher volume ($1.3 million or 3.3%).
Other product revenue
Other product revenue increased by $1.3 million for the nine months ended September 30, 2025. This includes the sale of Gvoke VialDx units to American Regent.
Cost of goods sold
Cost of goods sold decreased by $2.6 million or 19.1% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. Cost of goods sold increased by $4.3 million or 15.6% for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024.
Cost of goods sold as a percent of total product revenue improved by 10.9%, to 14.8% for the three months ended September 30, 2025 compared to 25.7% for the same period ended September 30, 2024, primarily due to higher sales of products with a lower cost of goods sold ($3.1 million or 5.8%) and a reduction of Gvoke inventory write-offs ($2.0 million or 5.1%).
Cost of goods sold as a percent of total product revenue improved by 3.8%, to 15.8% for the nine months ended September 30, 2025 compared to 19.6% for the same period ended September 30, 2024, primarily due to higher sales of products with a lower cost of goods sold ($5.2 million or 3.7%).
Research and development expenses
Research and development expenses increased by $1.6 million or 27.1% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024.
Research and development expenses increased by $3.8 million or 19.6% for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024.
The following table summarizes our research and development expenses by type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Project specific expenses:
Pipeline	$2,015	$1,539	$476	30.9	$7,046	$5,610	$1,436	25.6
Technology development (1)	29	235	(206)	(87.7)	844	1,074	(230)	(21.4)
Personnel related expenses	4,826	3,280	1,546	47.1	13,377	10,288	3,089	30.0
Lab supplies and equipment depreciation	368	442	(74)	(16.7)	1,144	1,206	(62)	(5.1)
Other	245	392	(147)	(37.5)	880	1,290	(410)	(31.8)
Total	$7,483	$5,888	$1,595	27.1	$23,291	$19,468	$3,823	19.6
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.5 million or 3.3% for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. This increase was due to incremental personnel related expenses.
Selling, general and administrative expenses increased $11.5 million or 9.3% for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024. This increase was primarily due to higher personnel related expense ($7.9 million), largely due to investments made in the Recorlev commercial organization starting in the third quarter of 2024.
Amortization of intangible assets
For the three and nine months ended September 30, 2025 and September 30, 2024, amortization of intangible assets were both $2.7 million and $8.1 million, respectively.
Other income (expense)
For the three months ended September 30, 2025, interest expense decreased $0.5 million or 6.7% compared to the three months ended September 30, 2024. The decrease is primarily due to a lower principal amount of debt outstanding during the period.
For the nine months ended September 30, 2025, interest expense decreased $0.9 million or 3.7% compared to the nine months ended September 30, 2024. The decrease is primarily due to a lower principal amount of debt outstanding during the period.

For the nine months ended September 30, 2025, interest and other income decreased $1.1 million or 25.6% compared to the nine months ended September 30, 2024. The decrease is driven by the decline in interest rates which began in the later half of 2024, resulting in lower overall interest income.
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
Financing Transactions
In May 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, dated May 11, 2022 ("Sales Agreement") for the offering, issuance and sale of up to a maximum aggregate offering price of $75.0 million of our common stock. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Either party may each terminate the Sales Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares pursuant to the Sales Agreement.
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
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,152 shares of the Company's common stock. As of September 30, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have an accumulated deficit of $682.4 million at September 30, 2025. Based on our current operating plans and existing working capital at September 30, 2025, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We expect to incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We expect to continue to incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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

Cash Flows	Nine Months Ended September 30,
(in thousands)	2025	2024

Net cash provided by (used in) operating activities	$8,583	$(38,956)
Net cash used in investing activities	$(363)	$(5,133)
Net cash provided by financing activities	$11,655	$35,770
Operating Activities
Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2025, compared to $39.0 million used in operating activities for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily driven by higher product sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $363.0 thousand for the nine months ended September 30, 2025, compared to $5.1 million used in investing activities for the nine months ended September 30, 2024. The decrease in cash used by investing activities for the nine months ended September 30, 2025 was due to fewer purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2025, compared to $35.8 million provided by financing activities for the nine months ended September 30, 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 was driven by proceeds from the exercise of stock awards and issuance of common shares in settlement of warrants of $20.2 million offset by repurchase of common stock withheld for taxes of $9.3 million. The net cash provided by financing activities in the nine months ended September 30, 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at September 30, 2025 would increase or decrease interest income by approximately $1.0 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three and nine months ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
The following table describes for the three months ended September 30, 2025 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name & Title	Date Adopted	Type of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement		Expiration Date(2)
Beth Hecht Chief Legal Officer and Corporate Secretary	8/8/2025	Rule 10b5-1	200,000		10/31/2026
John Johnson Member of Board of Directors	8/13/2025	Rule 10b5-1	25,367	(3)	6/12/2026
John Shannon Chief Executive Officer and Director	8/14/2025	Rule 10b5-1	48,149	(4)	8/14/2026
Steve Pieper Chief Financial Officer	8/18/2025	Rule 10b5-1	70,000		12/31/2026
Dawn Halkuff Member of Board of Directors	9/4/2025	Rule 10b5-1	20,000		6/12/2026
Kevin McCulloch President and Chief Operating Officer	9/4/2025	Rule 10b5-1	230,000		12/31/2026
BJ Bormann Member of Board of Directors	9/12/2025	Rule 10b5-1	31,000		12/31/2026
(1) Each trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales and (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(3) Includes shares underlying stock options expiring in October 2025.
(4) Includes shares underlying stock option expiring in February 2027.

During the quarter ended September 30, 2025, no other directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

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

Xeris Biopharma Holdings, Inc.
Date:	November 6, 2025	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2025	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)