Form 10-K
period 2025-12-31
Xeris Biopharma Holdings, Inc.
filed 2026-03-02
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large Accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒
As of June 30, 2025, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $731.1 million based on the closing sales price as reported on the Nasdaq Stock Market.
As of February 27, 2026, 172,431,290 shares, par value $0.0001 per share, of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the Registrant's 2026 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2025.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

■	We have a limited operating history and limited experience commercializing pharmaceutical products and have incurred significant losses since inception.
■	We have a history of operating losses and may not be able to achieve or sustain profitability in the future, and we may not be able to continue operations without additional fundings.
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
Year Ended December 31, 2025

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
•our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them, including potential impacts of regulatory agency staffing cuts and reduced resources as well as shifting policy priorities and the impact on regulatory feedback and timing thereof;
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
•changes in macroeconomic conditions such as the possibility of an economic downturn or general economic uncertainty; and
•other risks and uncertainties, including those listed under the section entitled "Risk Factors" (refer to Part 1, Item 1A, of this Annual Report).
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
Overview
We are a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. We offer Recorlev for the treatment of endogenous hypercortisolemia in patients with Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). We are advancing our Phase 3-ready pipeline product, XP-8121, once-weekly subcutaneous ("SC") levothyroxine, which leverages our proprietary technology XeriSol.
Commercial Products
Our top priority is maximizing the potential of our three commercial products:
•Recorlev is a cortisol synthesis inhibitor approved for the treatment of endogenous hypercortisolemia in adults with Cushing's syndrome for whom surgery is not an option or has not been curative. Endogenous Cushing’s syndrome is a rare but serious and potentially fatal endocrine disease caused by chronic elevated cortisol exposure. Recently published data has shown that hypercortisolemia may be a contributor to several widespread and chronic medical conditions suggesting that the prevalence of the condition may be significantly higher than previously believed. We believe this therapy represents a significant commercial opportunity in the United States, with the potential to generate approximately $1 billion in annual net revenue at peak penetration.
•Gvoke is a ready-to-use, liquid-stable glucagon for the treatment of severe hypoglycemia. The product is indicated for use in pediatric and adult patients with diabetes age two years and above and can be administered in two simple steps. We estimate that more than 14 million people in the United States are at heightened risk of severe hypoglycemia and, per guidelines issued by the American Diabetes Association and others, should have a ready-to-use glucagon product like the Gvoke HypoPen with them at all times. The estimated total addressable market for this drug is approximately $5.0 billion in the United States.
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
Our Pipeline
We prioritize our development efforts on programs that leverage our commercial capabilities or our proprietary formulation technologies, principally our lead pipeline program, XP-8121. Our company name, Xeris, is derived from the ancient Greek word xērós meaning 'dry' or 'without water/non-aqueous'. Our proprietary, non-aqueous formulations are designed to enable the convenient injection of medicines previously uninjectable or poorly injectable when utilizing aqueous approaches. XeriSol and XeriJect offer the opportunity to create ready-to-use, room-temperature stable, highly concentrated, injectable formulations of both small and large molecules.
•XP-8121: We are in the process of developing the first and only, once-weekly, subcutaneous injection of levothyroxine for the treatment of hypothyroidism. We plan to initiate a Phase 3 clinical trial of XP-8121 in 2026. The estimated total addressable market for this therapy is 3-5 million patients or more in the United States which we estimate is a $1.0 to $3.0 billion peak net sales opportunity.
•Partnerships: We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation technologies to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. Currently, Xeris is working on a number of formulation feasibility programs in the areas of small molecules, peptides, biologics and monoclonal antibodies.

Our Strategy
Our strategy is to build a profitable biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases. Xeris is uniquely positioned to execute on this strategy through the continued growth of our three commercial products, which enables us to invest in and develop therapies for unmet medical needs. We believe this will generate value for all of our stakeholders.
Our Products
Recorlev
Recorlev, approved in 2022, is our therapy for the treatment of Cushing’s syndrome, a rare condition which is the result of sustained, elevated levels of cortisol in the body (hypercortisolism). Cushing’s syndrome affects approximately 25,000 people in the United States of which approximately two-thirds are cured by surgery. Pharmacologic products like Recorlev are used for the balance of patients for whom surgery was not curative or was not an option. Recorlev has received orphan drug exclusivity status in the United States through December 30, 2028 and patent protection through 2040.
We believe this therapy represents a significant commercial opportunity within the United States, having the potential to generate approximately $1 billion in annual net revenue at peak penetration. Recorlev competes primarily with other established medications and therapies, including older generic drugs that are used off-label for Recorlev's approved indication. Because of the complex nature of Cushing’s syndrome, many patients are inadequately treated with currently available medicines.
Our experienced commercial organization focuses on educating prescribing clinicians and patients to raise awareness of the benefits of normalizing cortisol with Recorlev. Our Xeris’ CareConnection program provides direct, dedicated support to treating clinicians and patients throughout their Recorlev journey. In addition, our efforts include the support of a single, highly experienced specialty pharmacy that provides logistical assistance in the securing of coverage from third-party payors and then subsequent distribution of Recorlev to patients.
Gvoke
Gvoke is our ready-to-use, room-temperature stable, liquid glucagon product. Available since late 2019, Gvoke is a potentially life-saving rescue product that is designated to be reliably administrated by the individual with diabetes or their caregivers during low blood sugar emergencies (e.g., a severe hypoglycemic episode). Gvoke is available in three presentation types: Gvoke HypoPen (auto-injector), Gvoke PFS (pre-filled syringe), and Gvoke Kit (pre-filled vial and administration syringe). Our most widely prescribed presentation, Gvoke HypoPen, is designed to be administered subcutaneously in a simple two-step process requiring no dose calibration. Gvoke has patent protection through 2036.
The marketplace for Gvoke and other ready-to-use glucagon products is significant, owing to the widespread and growing prevalence of diabetes, the large proportion of people with diabetes at risk of experiencing a severe hypoglycemic event, and the still limited awareness of the availability of innovative, ready-to-use glucagon.
The current Standards of Care established by the American Diabetes Association, the American Academy of Clinical Endocrinologists, and the Endocrine Society, all advise that patients at increased risk of dangerously low blood sugar should be prescribed a ready-to-use glucagon. There are more than 14 million people with diabetes taking insulin or insulin secretagogues in the United States, and as such, are at-risk and should be prescribed and have handy, a ready-to-use rescue glucagon, like the Gvoke HypoPen for use during a potential severe hypoglycemic episode. Current prescription volumes suggest that approximately 1 million people with diabetes are adequately protected today, leaving a significant number of people without protection as recommended by the latest guidelines. If all at risk persons were adequately protected, the market potential is estimated to be nearly $5 billion annually.
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
Since our purchase of Keveyis through the acquisition of Strongbridge Biopharma plc ("Strongbridge"), we have been planning and projecting for the loss of orphan drug exclusivity status, which occurred in August 2022. We also continue to seek patents to restore our exclusive rights. We currently have two United States patent applications pending with claims protecting therapeutic uses of Keveyis. Both of these patent applications are on appeal at the United States Court of Appeals for the Federal Circuit. In 2022 and 2025, the FDA approved generic versions of our Keveyis product.

Our Product Candidates
Once Weekly Subcutaneous Injection of Levothyroxine (XP-8121)
XP-8121 is a novel hypothyroidism product candidate, a once weekly subcutaneous levothyroxine formulated with XeriSol. It could potentially mitigate challenges associated with daily oral levothyroxine, the current standard of care for treating hypothyroidism, consistently achieving normal levels of thyroid stimulating hormone ("TSH") due to the many barriers to absorbing oral levothyroxine. Preclinical studies of XP-8121 showed a sustained plasma exposure profile and similar highest concentration of a drug in the blood, or Cmax, when compared with equivalent doses of the oral formulation. We have completed a Phase 1 study of XP-8121 to evaluate the pharmacokinetics, safety and tolerability, and potential for weekly dosing in the treatment of hypothyroidism and a Phase 2 study of XP-8121 to evaluate the dose conversion of oral levothyroxine to XP-8121.
Levothyroxine and Hypothyroidism
The thyroid gland is responsible for the synthesis, storage, and release of metabolic hormones including thyroxine (T4) and triiodothyronine (T3). These hormones are crucial in the regulation of critical metabolic processes and are vital for normal growth and development during fetal life, infancy, and childhood.
Therapeutically, levothyroxine is administered as a replacement for deficient thyroid hormones. The goal of the therapy is restoration of the euthyroid state which can reverse the clinical manifestations of hypothyroidism and significantly improve quality of life. The treatment of choice for correction of hypothyroidism is currently continuous daily oral administration of levothyroxine. It is one of the most widely prescribed drug products in the United States, but the complexity of maintaining biochemical and clinical euthyroidism in people undergoing treatment with oral levothyroxine is challenging. It has been reported that 20% of people undergoing treatment with oral levothyroxine have TSH outside the normal range at any point of time and 30% to 70% do not maintain normal TSH over time. This is due to factors that include, but are not limited to, medical conditions that impact gastrointestinal absorption of levothyroxine; concomitant medications that similarly impact gastrointestinal absorption, and poor compliance with the requirement to avoid taking levothyroxine with food, coffee, and many commonly-used supplements. Many people failing to reach target TSH levels are managed by increasing their levothyroxine daily dose. However, levothyroxine is a drug with a narrow therapeutic index, meaning that relatively small deviations from the proper dose can cause a clinically meaningful shift in pharmacological effects when administered; thus, the titration of levothyroxine oral drug may be a tailored and incremental process.
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
Market Opportunity
Hypothyroidism affects over 20 million people in the United States. For nearly 100 years, the only available options to treat people with hypothyroidism have been with oral levothyroxine and oral desiccated thyroid extract (which contains levothyroxine). Levothyroxine in its various branded and generic forms is one of the most prescribed drugs in the United States with approximately one hundred million prescriptions written annually. Complications associated with a requirement to take medicines by mouth, every day, are well-documented and include difficulties in swallowing, gastrointestinal malabsorption or intolerance, potential interactions with other orally administered medications, and general non-adherence given the daily regimen. Any of these complications can contribute to suboptimal treatment requiring higher dosing, generally poor control over TSH levels, or complete treatment failure. We believe XP-8121 to be well-suited to address these challenges. XP-8121 is designed to be a once-weekly, small-volume, subcutaneous injection that, given its route of administration, bypasses the gastrointestinal tract and could avoid many of the therapeutic complications associated with the use of oral forms of levothyroxine. We believe that our novel approach to treatment has the potential to establish a new standard of care for hypothyroidism.
Our Proprietary Technology
In the presence of water, many drugs have poor solubility and stability. Our proprietary non-aqueous technologies are designed to address the challenges associated with formulating certain drugs and overcome the inherent limitations of conventional aqueous-based formulation approaches. Injectable pharmaceuticals have conventionally been developed using aqueous formulations. To optimize their stability and enable longer-term storage, many of these products are freeze dried into a powder and, when needed, must be reconstituted with an aqueous diluent. This is typically associated with a challenging multi-step procedure with significant potential for error. Furthermore, these drugs can begin to break down once combined with water, which requires the reconstituted product to be used immediately or otherwise be refrigerated. In addition, many of these drugs can require complicated formulations and large injection volumes to make them soluble. For many products, these volumes are too large for SC or intramuscular (IM) delivery and instead necessitate IV infusion over several hours. These products can be difficult or painful to administer and have limited portability, resulting in an overall poor experience for patients and caregivers.
Our proprietary non-aqueous XeriSol and XeriJect technologies offer the opportunity to eliminate the need for reconstitution and refrigeration, enable long-term stability, significantly reduce injection volume, and allow for a more convenient SC or IM administration as opposed to IV infusion and other routes of administration. We believe these present distinct advantages over existing aqueous formulation approaches for currently marketed products and development-stage product candidates.
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
The technology associated with both the XeriSol and XeriJect are protected by an extensive patent estate, trade secrets and know-how, and they are available for licensing. We believe that our technology capabilities can lead to products that will improve outcomes and enable easier administration while reducing costs for payors and the healthcare system.
Collaboration and Partnerships
We believe that in addition to developing our own products, our proprietary XeriSol and XeriJect technology capabilities could be broadly applicable for the potential development of pharmaceutical products in many therapeutic areas. To enhance and further exploit our core formulation science, we plan to continue to collaborate with other pharmaceutical companies on the development of formulations of their proprietary therapeutics with XeriSol or XeriJect. This strategy is designed to broaden our revenue stream and enhance the formulation, delivery and clinical profile of other companies’ proprietary drugs and biologics. The ultimate goal of these partnerships is to enter into commercial licensing agreements with our partners upon successful completion of formulation development.

Manufacturing and Supply
We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. In our experience, third party contract manufacturing organizations ("CMOs") are generally cost-efficient, high quality and reliable, and we currently have no plans to build our own manufacturing or distribution infrastructure. Our technical team has extensive pharmaceutical development, manufacturing, analytical, quality and distribution experience and is qualified and capable of managing supply chain operations across multiple CMOs. The standard operating procedures and quality systems in place at Xeris and our CMOs are designed to ensure compliance with the FDA's Current Good Manufacturing Practice ("CGMP") regulations and provide a framework for effective regulatory communications. We selected our CMOs for specific competencies, and they have met our development, manufacturing, quality and regulatory requirements and have all been involved in manufacturing our clinical supplies, commercial registration batches, and commercial products. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change.
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
Glucagon is the API used in Gvoke. Bachem Americas, Inc., ("Bachem") is our primary commercial source for glucagon API. Bachem holds a United States drug master file for glucagon produced at its facility in Switzerland, and its manufacturing process is fully validated. We have entered into a non-exclusive supply agreement with Bachem.
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

■
Recorlev: A number of therapies are currently approved or in various stages of development for endogenous Cushing’s syndrome. Korlym (mifepristone), marketed by Corcept Therapeutics, is indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In addition, Teva Pharmaceutical Industries Limited initiated the launch of a generic version of mifepristone in early 2024. Signifor (pasireotide) and Signifor LAR are marketed by Recordati Rare Diseases Inc. (“Recordati”) in the United States and are indicated for the treatment of adult patients with Cushing's disease for whom pituitary surgery is not an option or has not been curative. Isturisa (osilodrostat), a cortisol synthesis inhibitor indicated for the treatment of endogenous hypercortisolemia in adults with Cushing’s syndrome for whom surgery is not an option or has not been curative, is also marketed by Recordati. A number of products, including ketoconazole, metyrapone, cabergoline, mitotane and etomidate are used off-label for the treatment of Cushing’s syndrome in the United States. Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries. There are also a number of pipeline products in development, such as Relacorilant (CORT125134), a selective glucocorticoid receptor antagonist being developed by Corcept Therapeutics Incorporated, Clofutriben (SPI-62), a HSD-1 inhibitor being developed by Sparrow Pharmaceuticals, Atumelnant (CRN04894), an ACTH Antagonist being developed by Crinetics Pharmaceuticals, Fluasterone (ST-002), a glucocorticoid inhibitor being developed by Stero Therapeutics, and Lu AG13909, an anti-ACTH monoclonal antibody being developed by Lundbeck.

■
Gvoke: In addition to Gvoke, two ready-to-use glucagon products are currently available to treat severe hypoglycemia: Baqsimi, Amphastar's intranasal glucagon dry powder, and Zegalogue, Zealand Pharma’s dasiglucagon auto-injector. Traditional emergency glucagon kits are also available to treat severe hypoglycemia, including a Glucagon Emergency Kit marketed by Fresenius Kabi and generic glucagon kits marketed by a number of pharmaceutical manufacturers.

■
Keveyis: In late 2022, the FDA approved a generic version of Keveyis, which is marketed by Torrent Pharmaceuticals Ltd. (“Torrent”). In May 2024, Torrent partnered with Cycle Pharmaceuticals Ltd ("Cycle Pharmaceuticals") to launch Ormalvi, a branded generic version of Keveyis. In November 2025, Rising Pharmaceuticals received FDA approval for a generic version of dichlorphenamide. Another product, acetazolamide, an oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP. Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in the form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others.

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
Patent Rights
We currently own 175 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 69 granted patents globally related to our platform technologies, and 5 patents granted and in force in the United States and listed in the United States Food and Drug Administration ("FDA") Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,903,940, and 12,377,096, which were granted on June 1, 2021, March 22, 2022, February 20, 2024, and August 5, 2025, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.
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
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination, or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
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
Post-Marketing Requirements
Any products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the product, providing the applicable regulatory authorities with updated safety and efficacy information, and product sampling and distribution requirements in accordance with the Prescription Drug Marketing Act ("PDMA"), a part of the FDCA, as well as the Drug Supply Chain Security Act ("DSCSA"). The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Moreover, each component of a combination product retains its regulatory status (as a drug or device, for example) and is subject to the requirements established by the FDA for that type of component. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers extended through May 27, 2025. The DSCSA requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same approved use or indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different approved use or indication. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product with the same drug for the same approved use or indication under certain circumstances, including if a subsequent product with the same drug for the same approved use or indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition for which the drug was designated.

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

Additionally, we may be subject to state and non-United States equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. For example, many states have adopted laws similar to the AKS, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. In addition, there are state and non-United States laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

■	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
■	expanded the entities eligible for discounts under the 340B Drug Discount Program;
■	imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs; and
■	established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted, including:

■	the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2031;
■
on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years;

■	on April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces;
■	on May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020;
■	due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting in 2025; and
■	in August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden had issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that included a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. In January 2025, President Trump rescinded the October 2022 executive order from President Biden.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar MFN pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
On November 6, 2025, the CMS announced a new drug payment model designed to make MFN-level prices available to state Medicaid programs via manufacturer rebates. Referred to as the “GENErating cost Reductions fOr U.S. Medicaid Model” ("GENEROUS"), the initiative is designed to run from 2026 through 2030 and is voluntary for both manufacturers and state Medicaid programs. Under the model, participating states will be able to access MFN-level prices for participating manufacturers’ drugs through CMS-negotiated supplemental rebates tied to an MFN net price benchmark.
On December 19, 2025, CMS proposed a mandatory Center for Medicare and Medicaid Innovation (“CMMI”) drug payment model to test whether alternative methods for calculating Medicare rebates, based on international pricing metrics rather than inflation-based metrics, reduce costs for Medicare fee-for-service (“FFS”) beneficiaries and the Medicare program while preserving quality of care. The Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, would test an alternative approach to calculating rebates for certain Medicare Part D products using international pricing benchmarks. The GUARD Model would begin on January 1, 2027, and run through December 31, 2033. Further, on December 19, 2025, CMS proposed the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. As proposed, GLOBE would begin a five-year performance period on October 1, 2026.
Although proposals to lower prescription drug costs may require authorization through additional legislation to become effective, Congress has indicated that they will continue to seek new legislative measures to control drug costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.
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
Human Capital Resources
As of December 31, 2025, we had 435 full-time employees in the United States, 216 of whom were primarily engaged in sales and marketing, 169 of whom were primarily engaged in general administration, and 50 of whom were primarily engaged in product development and research.
We believe our long-term success depends on, among other things, our ability to continue to hire and retain highly qualified talent across all departments in our organization, as we expand the commercialization of our products. Our approach to attracting and retaining exceptional talent includes deploying a robust talent acquisition strategy, providing competitive and meaningful benefits and rewards, and fostering an environment where employees can grow and develop professionally and are empowered to utilize their unique skills to develop innovative therapies for the communities that we serve. The executive management team regularly updates our board of directors and its committees on the operation and status of our human capital trends and activities.
Training and Talent Development
We believe that our employees are the key to our success, and we believe their development is what drives our growth and prosperity as a company. Our approach to talent development includes providing our employees with a best-in-class development program that is uniquely designed for our organization. In addition and to support employee development, as well as plan for short- and long-term business success, we offer a number of other development opportunities for employees through various methods and we review and update a company succession plan regularly. Our succession plan is reviewed with our board of directors annually. In addition, upon joining the company, all new employees are required to become familiar with our policies, including our Code of Business Conduct and Ethics and Employee Handbook, and complete compliance training, and existing employees are required to acknowledge current policies annually.
Compensation and Benefits
An important part of attracting and retaining key talent is competitive pay and benefits. To ensure our compensation and benefits programs are competitive, we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our programs and to provide benchmarking against our peers within the industry.

From a compensation perspective, our pay for performance philosophy seeks to motivate and reward employees while accomplishing the Company’s short and long-term strategic goals. As part of a robust performance management process, employees are evaluated both on what they accomplished and how they demonstrated our values. Annual salary increases and incentive bonuses are based on both individual and corporate performance factors. As a long-term incentive, to encourage our employees to think like owners and share in the Company’s long-term success, employees are granted equity in the form of stock options or restricted stock units and can elect to participate in our employee stock purchase plan.

We aim to deliver a benefits program that promotes health, financial security and overall well-being to employees with a goal of strengthening engagement and driving organizational success, ultimately enabling employees to thrive both at work and in life. We regularly seek confidential feedback on our benefits programs from our employees through surveys. The results of these surveys are reviewed by leadership and opportunities to improve our employee benefit programs are identified and implemented.
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

Available Information
Our website address is www.xerispharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") are available through the "Investors" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information that is contained in or can be accessed through our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. Our website address is included in this Annual Report as an inactive technical reference only. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
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
Historically, we have funded our operations primarily through private placements of convertible preferred stock, public offerings of common stock and convertible notes, and debt issuances. We have five pharmaceutical products that have been commercially launched over the past several years, i.e., Keveyis (2017), Gvoke PFS (2019), Gvoke HypoPen (2020), Recorlev (2022), and Gvoke Kit (2022). We are in the early stages of commercializing our biopharmaceutical products and have a limited operating history.
For the year ended December 31, 2025, we reported net income of $0.6 million. For the years ended December 31, 2024 and 2023, we reported net losses of $54.8 million and $62.3 million, respectively. In addition, our accumulated deficit as of December 31, 2025 was $671.3 million.
We expect to continue to incur significant operating expenses as we continue the commercialization of Recorlev, Gvoke, and Keveyis, develop, enhance and commercialize new products, and incur additional operational and reporting costs associated with being a public company. In particular, we anticipate that we will continue to incur significant expenses as we:

■	execute our Recorlev, Gvoke and Keveyis commercial strategies in the United States;
■	continue our research and development efforts, particularly focused on XP-8121;
■	seek regulatory approval for new product candidates and product enhancements; and
■	continue to operate as a public company.
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
We have a history of operating losses and may not be able to achieve or sustain profitability in the future, and we may not be able to continue operations without additional fundings.
Our ability to generate revenue from Recorlev, Gvoke, and Keveyis, and our product candidates, if successfully developed and approved, depends on a number of factors, including, but not limited to, our ability to:

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

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize Recorlev, Gvoke, and Keveyis. Regardless of these expenditures, our products and our product candidates, if developed and approved, may not be commercially successful. Although we generate revenue from Recorlev, Gvoke, and Keveyis, if we are unable to generate sufficient product revenue, we will not become profitable. In addition, although we are pursuing formulation and development partnerships related to our XeriSol and XeriJect formulation technologies, we may not enter into any additional partnerships or, even if we enter into future partnerships, we may not generate significant revenue in connection with those agreements. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.
Risks Related to Future Financial Condition
We may require additional capital to sustain our business, and this capital may cause dilution to our stockholders and might not be available on terms favorable to us, or at all, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.
Biopharmaceutical development is a time consuming, expensive and uncertain process that takes years to complete. We are incurring significant commercialization expenses related to product sales, marketing, manufacturing, packaging and distribution of Recorlev, Gvoke, and Keveyis and expect to continue to incur such expenses for our products, as well as for any of our product candidates, if approved. We expect to require additional capital to complete the clinical trials associated with our product candidates and begin commercialization efforts, if approved. Accordingly, we may need additional funding in connection with our continuing operations. In the future, if we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs and/or sales and marketing activities. Market volatility, including due to geopolitical instability, fluctuating interest rates and inflation rates, the tightening of lending standards, any further deterioration in the macroeconomic economy or financial services industry resulting from actual or potential bank failures, or other factors could also materially and adversely impact our ability to access capital as and when needed and increase our cost of capital even if available.
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
On September 29, 2023, we completed the exchange of $32.0 million in aggregate principal amount of the Convertible Notes due 2025 (the "2025 Convertible Notes") for $33.6 million in aggregate principal amount of new 8.00% Convertible Senior Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes"). In March and April of 2025, holders of all outstanding 2025 Convertible Notes, totaling $15.2 million in aggregate principal amount, were converted by the noteholders into 4,978,151 shares of our common stock. As of December 31, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million. Under the Amended and Restated Credit Agreement, $15.2 million of the debt facility was available to redeem, if needed, the then outstanding 2025 Convertible Notes. The 2028 Convertible Notes are governed by the terms of an indenture for senior debt securities dated September 29, 2023 (the "2028 Indenture") between us and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association) ("U.S. Bank"), as trustee. Failure to satisfy our current and future debt obligations under the 2028 Indenture could result in an event of default and, as a result, all of the amounts outstanding could immediately become due and payable. In the event of an acceleration of amounts due under the Indentures as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness.
Noteholders may require us to repurchase their 2028 Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change includes certain acquisition transactions and the failure of our common stock to be listed on the Nasdaq Global Select Market or certain similar national securities exchanges. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our existing and future indebtedness may restrict our ability to repurchase the 2028 Convertible Notes. Our failure to repurchase the 2028 Convertible Notes when required will constitute a default under the 2028 Indenture that governs the 2028 Convertible Notes. A default under the 2028 Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. For instance, a fundamental change without lender consent would constitute an event of default under our Amended and Restated Credit Agreement. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2028 Convertible Notes.
In addition, we have $200.0 million of term loans outstanding under our Amended and Restated Credit Agreement as of December 31, 2025. All obligations under our Amended and Restated Credit Agreement are secured by substantially all of our property and assets, including our intellectual property assets, subject to certain limited exceptions. The term loans and the 2028 Convertible Notes may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. Failure to satisfy our current and future debt obligations under our Amended and Restated Credit Agreement could result in an event of default thereunder and, as a result, our lenders could accelerate all amounts due. Events of default also include our failure to comply with customary affirmative and negative covenants as well as a default under any indenture or other agreement governing convertible indebtedness permitted by the Amended and Restated Credit Agreement, including the Indentures. The Amended and Restated Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. In the event of an acceleration of amounts due under our Amended and Restated Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.
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
To date, we have expended significant time, resources, and effort on the development of our product candidates, and a substantial portion of our resources recently has been and will continue to be focused on marketing and commercializing our approved products, Recorlev, Gvoke, and Keveyis, in the United States. Our business and future success are substantially dependent on our ability to generate and increase product revenue in the near term. Our estimates of the potential market opportunity for Recorlev, Gvoke, and Keveyis, and our product candidates include several key assumptions of the market size and pricing for commercially available products as of the date of the estimate and are based on industry and market data obtained from industry publications, studies conducted by us, our industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, the actual market for our product and product candidates could be smaller than our estimates of our potential market opportunity. Our product candidates are in various stages of development and subject to the risks of failure inherent in developing drug products. Any delay or setback in the regulatory approval, product launch, commercialization or distribution of any of our product candidates will adversely affect our business. The infrastructure, systems, processes, policies, relationships and materials we have built for the commercialization of Recorlev, Gvoke and Keveyis may not be sufficient for us to achieve success at the levels we expect. Further, our products may contain undetected manufacturing defects, including mislabeling, which might require product replacement, re-labeling or product recalls, which could further harm our business. For more information, see the section entitled, "Business — Coverage and Reimbursement".
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
For example, we are aware of various companies that are marketing existing drugs that may compete with Recorlev, such as Corcept Therapeutics and Recordati. To our knowledge, the products used for the treatment of endogenous Cushing's syndrome patients who fail or are ineligible for surgery in the United States and Europe are: Korlym (mifepristone) marketed by Corcept Therapeutics in the United States; Signifor LAR (pasireotide) and Isturisa (osilodrostat), both marketed by Recordati in the United States and European Union ("EU"); and ketoconazole, metyrapone and mitotane marketed by HRA in the EU. Corcept is developing relacorilant, a second-generation glucocorticoid receptor modulator; currently in Phase 3. Ketoconazole is used off-label for treatment of Cushing's syndrome in the United States. Regulatory approval of ketoconazole for the treatment of endogenous Cushing's syndrome in the United States, which is not currently being sought by any sponsor to our knowledge, could significantly increase competition for Recorlev due to the similar mechanisms of action between the drug products.
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
Any disruption to the facilities or operations of our third-party suppliers resulting from weather-related events, epidemics, global health concerns, fire, acts of terrorism, political instability, war, labor or geopolitical issues, or any other cause could materially impair our ability to manufacture our products and to distribute our products to customers. We have a global supply chain and manufacture some components of our products outside the United States, including without limitation, in Taiwan and Israel. The war between Israel and Hamas has in the past and could in the future directly and indirectly affect our operations. For example, the Israel-Hamas war could result in damage, destruction or disruptions to the facilities or operations of our third-party suppliers, including, but not limited to, our supplier of Keveyis, longer lead times for our products or product candidates, export delays or restrictions or other adverse events which adverse events we cannot predict with any certainty. Any interruption or other delay in the production or delivery of our supplies could reduce sales of our products and increase our costs and any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. In addition, further attacks by Hamas, Hezbollah or other groups on Israel could further impact our third-party supplier's operations in Israel. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.
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
Further, as part of their manufacture of our products, product candidates, components and other key materials, our third-party suppliers are expected to comply with and respect the rights of others. From time to time, our third-party suppliers have in the past and may in the future not properly maintain or defend intellectual property rights that they license to us or act in such a way as to invite complaints and litigation that could jeopardize or invalidate our intellectual property or other rights or expose us to potential litigation. If a third-party supplier has failed or fails to maintain or acquire the proper licenses, otherwise infringes the proprietary rights of others or otherwise breaches an agreement with any of their partners in the course of providing services to us, we may have to find alternative third-party suppliers or defend against litigation claims, either of which would significantly impact our ability to develop, obtain or maintain regulatory approval for or commercialize our products and our product candidates, if approved. There are a limited number of third-party suppliers that are compliant with CGMP and/or the QSR, as required by the FDA, the EU, and other regulatory authorities, and that also have the necessary expertise and capacity to manufacture our materials and products. As a result, it may be difficult for us to locate third-party suppliers for our anticipated future needs, and our anticipated growth could strain the ability of our current third-party suppliers to deliver products, raw materials, and components to us. In addition, there is typically a transition period when a new third-party supplier commences work. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, that have relationships with certain foreign governments or which pose a threat to national security. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 ("NDAA") was enacted, which includes Section 851, commonly referred to as the "BIOSECURE Act." The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated "biotechnology companies of concern," and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies' relationships with biotechnology providers with relationships with foreign adversaries. Its implementation has the potential to impact supply of our products and services, and if we are required to change manufacturers or service providers for any reason, we will be required to verify that the new manufacturer or provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. If we are unable to arrange for third-party suppliers for our materials and products, or to do so on commercially reasonable terms, we may not be able to complete development of or market our products.
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

Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.
On May 12, 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of Health and Human Services (HHS) to communicate MFN price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.
Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. Further, in November 2025, CMS introduced the GENEROUS Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the Global Benchmark for Efficient Drug Pricing (GLOBE) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.
If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products on utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We currently derive the substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our overall net revenue.
MFN pricing models in the U.S. could also affect our international pricing strategy and future decisions on reimbursement and commercialization in certain jurisdictions. If our U.S. pricing becomes tied to international reference prices, we may face decisions regarding pricing in foreign markets that could result in reduced patient access internationally, affect our relationships with foreign regulatory authorities and payers, or impact our ability to obtain or maintain reimbursement approvals in ex-U.S. markets.
These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our products, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.
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
We depend on a relatively small number of customers for the majority of our revenue. As further discussed in "Note 2 - Basis of presentation and summary of significant accounting policies and estimates" to our consolidated financial statements, for the years ended December 31, 2025, 2024 and 2023, four customers accounted for over 90% of the Company’s gross product revenue. At December 31, 2025 and 2024, the same four customers accounted for over 90% of the trade accounts receivable, net. We expect to continue to depend upon a relatively small number of customers for a high percentage of our revenue. If we lose any of these customers and are unable to establish new customer relationships of similar magnitude, our business, prospects, financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of our major customers experiences financial difficulties, the adverse impact on us could be substantial.

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
For our product candidates in development, undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, and for our approved products, the emergence of new or more serious side effects may cause regulatory authorities to impose additional requirements on our marketing and monitoring of these products. The range and potential severity of possible side effects from systemic therapies are significant. Recent developments in the pharmaceutical industry have prompted heightened government focus on safety reporting during both pre- and post-approval time periods and pharmacovigilance. For example, at the request of the FDA we are conducting an enhanced pharmacovigilance program for all cases of hepatotoxicity reported with patients taking Recorlev tablets, for a period of five years from the date of approval. Global health authorities may impose regulatory requirements to monitor safety that may burden our ability to commercialize our drug products. In addition, drug-related side effects of our product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or could also adversely affect physician or patient acceptance thereof. Any of these occurrences may harm our business, financial condition and prospects.
Even if our product candidates receive marketing approval, if we or others later identify undesirable or unacceptable side effects caused by one of our products:

■	regulatory authorities may require the addition or modification of labeling statements, including "black box" warnings, contraindications or dissemination of field alerts to physicians and pharmacies;
■	we may be required to change instructions regarding the way the product is administered, conduct post-marketing surveillance, conduct additional clinical trials or change the labeling of the product;
■	we may be subject to limitations on how we may promote the product;
■	sales of the product may decrease significantly;
■	regulatory authorities may require us to take our approved product off the market;
■	we may be subject to litigation or products liability claims; and
■	our reputation may suffer.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same approved use or indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same approved use or indication during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In assessing whether a drug provides a "major contribution to patient care" over and above the currently approved drugs, which is evaluated by the FDA on a case-by-case basis, there is no one objective standard and the FDA may, in appropriate circumstances, consider such factors as convenience of treatment location, duration of treatment, patient comfort, reduced treatment burden, advances in ease and comfort of drug administration, longer periods between doses, and potential for self-administration. However, such a demonstration to overcome the seven-year market exclusivity may be difficult to establish with limited precedents and there can be no assurance that we will be successful in these efforts if and where we pursue them. Even with respect to the indications for which we have received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same approved use or indication. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same approved use or indication, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.
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
Even with the FDA approval of Recorlev, Gvoke and Keveyis in the United States, and the EMA and MHRA approval of Ogluo in the EU and the United Kingdom ("UK"), we may not be able to obtain or maintain foreign regulatory approvals to market our products in other countries.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products or product candidates for which we obtain marketing approval. For example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for a line extension that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these regulations or any future legislation or regulations will affect our business, including our ability to generate revenue and achieve profitability. For more information, see the section entitled, "Business — Healthcare Reform".
The cost of prescription pharmaceuticals in the United States has also been the subject of considerable debate, and members of Congress have indicated that they will address such costs through new legislative measures. To date, there have been several recent United States congressional inquiries and proposed state and federal legislation designed to, among other things, improve transparency in drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. There has recently been intense publicity regarding the pricing of pharmaceutical products generally, including publicity and pressure resulting from the prices charged for new products as well as price increases for older products that the government and public deem excessive. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS which seek to incorporate MFN pricing principals into federal reimbursement for prescription drugs, could materially impact our revenue.
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
Our approved products and product candidates, if approved, will also be subject to ongoing regulatory requirements for manufacturing, distribution, sale, labeling, sampling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Approved products, third-party suppliers and their facilities are required to comply with extensive FDA requirements and requirements of other regulatory authorities even after approval, including ensuring that quality control and manufacturing procedures conform to CGMPs and applicable QSRs and applicable product tracking and tracing requirements. As such, we and our third-party suppliers are subject to continual review and periodic inspections, both announced and unannounced, to assess compliance with CGMPs and the QSR. Accordingly, we and our third-party suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse events and production problems, if any, to the FDA and other regulatory authorities and to comply with certain requirements concerning advertising and promotion of our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products for indications or uses for which they are not approved.
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
Regulatory agencies may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, under the Food and Drug Omnibus Reform Act ("FDORA"), sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage our reputation. The FDA, the FTC and other agencies and government entities, including the DOJ and the Office of Inspector General of HHS, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warning or enforcement action for off-label marketing, government investigations, or litigation. Violation of the FDCA and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. On June 7, 2023, we received an untitled letter from FDA’s Office of Prescription Drug Promotion ("OPDP") regarding specific sections of the Recorlev consumer website. The letter raised concerns that the webpages made false or misleading claims about the safety and efficacy of Recorlev that misbrand Recorlev within the meaning of the FDCA. We submitted a response to the FDA regarding our plan to revise those sections of the webpages at issue. The FDA completed evaluation of our response and issued a close-out letter in August 2023 stating that it appears that we have addressed all the concerns contained in the untitled letter. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

If our products or product candidates fail to comply with applicable regulatory requirements, or if a problem with one of our products or third-party suppliers is discovered, a regulatory agency may:

■	restrict the marketing or manufacturing of such products;
■	restrict or require modification of or revision to the labeling of a product;
■	issue FDA Form 483s warning letters or untitled letters which may require corrective action;
■	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
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
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription use of any products for which we obtain marketing approval. Our arrangements or interactions with investigators, healthcare practitioners, consultants, third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For more information, see the section entitled, "Business — Other Healthcare Laws and Compliance Requirements".
Efforts to ensure that our business arrangements or interactions with third parties, and our business generally, comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices or those of our partners, including our arrangements or interactions with physicians and other healthcare providers, some of whom may receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or those of our partners are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement, deferred prosecution agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. Defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The United States government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide copay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance organizations have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, copay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we or our vendors have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding copay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final rule that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula.
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
We currently have operations in the United States and in Ireland, and we maintain relationships with CMOs in certain parts of Europe, Asia, and the United States for the manufacture of our products and product candidates. The FCPA prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission ("SEC") is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from having its securities traded on United States exchanges for violations of the FCPA’s accounting provisions.
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
Accordingly, our failure to comply with the FCPA or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations and other similar laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under such laws would have a negative impact on our operations and harm our reputation and ability to procure government contracts. We cannot assure you that our compliance policies, procedures, and trainings are or will be sufficient or that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

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
We cannot be sure that we know of each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of Recorlev, Gvoke, Keveyis, or our product candidates. Generally, we do not conduct independent reviews of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Because patent applications can take up to 18 months after filing to become public, and many years to issue, there may be currently pending patent applications that may later result in issued patents upon which our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any compositions formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.
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
Even where laws provide protection or we are able to obtain patents, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our products, current product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace and challenges to validity of patents in certain foreign jurisdictions are common as well. We may assert the patents in Hatch-Waxman litigation against the party filing the ANDA to keep the competing product off of the market until the patents expire but there is a risk that we will not succeed. The party filing the ANDA may also counterclaim in the litigation that our patents are not valid or unenforceable, and the court may find one or more claims of our patents invalid or unenforceable. If this occurs, a competing generic product could be marketed prior to expiration of our patents listed in the Orange Book, which would harm our business.

For example, we received Paragraph IV Certification Notice Letters (each, a “Notice Letter”) from three pharmaceutical companies (each, an “ANDA Filer”), providing notification to us that each ANDA Filer has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Recorlev. The FDA’s Orange Book currently lists nine issued U.S. patents as covering Recorlev: four that expire in January 2026, one that expires in May 2028, and four that expire in March 2040. In its Notice Letter, each ANDA Filer alleges that the four Orange Book listed patents scheduled to expire in March 2040 (U.S. Patent Numbers 11,020,393, 11,278,547, 11,903,940 and 12,377,096), are invalid, unenforceable or will not be infringed by each ANDA Filer’s manufacture, use or sale of the generic product described in its ANDA submission. On February 26, 2026, our wholly-owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against Torrent Pharmaceuticals Limited (along with its affiliate, "Torrent") and Somerset Therapeutics, LLC (along with its affiliates, "Somerset"). Our complaint alleges that, by filing the ANDAs, each of Torrent and Somerset has infringed Recorlev’s Orange Book patents included in its respective Paragraph IV certification, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Torrent and Somerset from commercializing a generic version of Recorlev, until the expiration of the asserted patents, including any applicable extensions and additional periods of exclusivity. We may receive additional Notice Letters in the future from ANDA filers seeking approval of a generic version of Recorlev and may file additional ANDA lawsuits in the future. While we intend to enforce and defend our intellectual property rights related to Recorlev, the success of such litigation will depend on the strength of the patents covering Recorlev and our ability to prove infringement. The outcome of such litigation will be inherently uncertain and may result in potential loss of market exclusivity for Recorlev. Competition that Recorlev could face from an approved generic and other versions of Recorlev could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing Recorlev.

We intend to vigorously enforce and defend our intellectual property rights related to Recorlev.
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
If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-

licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Furthermore, any potential intellectual property litigation also could force us to do one or more of the following:

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
Disruptions at the FDA, the SEC and other U.S. government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA or other similar regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, the retirement of personnel, the FDA's or other comparable regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, the availability of personnel and other resources, statutory, regulatory, executive orders and policy changes, and other events that may otherwise affect the FDA's or other comparable regulatory authorities' ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable and there have been efforts to reduce the costs of government agencies. Currently, most federal agencies in the U.S. are operating under a continuing resolution that funds the federal government through January 30, 2026. The FDA is currently funded through September 30, 2026.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Specifically, in October 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. In addition, the U.S. government has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities. If a prolonged government shutdown occurs, such as the one that occurred in October 2025, or if global health concerns, funding shortages or staffing limitations hinder or prevent the FDA, the SEC, or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or other substantial disruptions at other government agencies, such as the SEC, may also impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Similar developments at regulators in other countries (including the EMA) could have similar impacts on our applications for marketing approval and on our business. In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Regulatory challenges may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects.
Risks Related to Employment Matters
Our business could suffer if we lose the services of key members of our senior management or if we are not able to attract and retain other key employees and consultants.
We are dependent upon the continued services of key members of our executive management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our executive management team, including John Shannon, our Chief Executive Officer, Steven Pieper, our Chief Financial Officer, Kevin McCulloch, our President and Chief Operating Officer, Anh Nguyen, our Chief Medical Officer, and Beth Hecht, our Chief Legal Officer and Corporate Secretary. The loss of any one of these individuals could disrupt our operations or our strategic plans. In addition, we could also incur significant expenses related to the loss of any of these individuals. For example, in 2024, we incurred expenses related to the CEO succession plan. Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.
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

■	the recruitment or departure of key personnel;
■	actual or anticipated changes in estimates as to financial results or development timelines;
■	announcement or expectation of additional financing efforts;
■	dilution, or expected or potential dilution, relating to the issuance of additional shares of our common stock to satisfy conversion or make-whole payment obligations under, or interest on, our 2028 Convertible Notes;
■	sales of our common stock by our insiders or other stockholders;
■	variations in our financial results or those of companies that are perceived to be similar to us;
■	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
■	changes in the structure of healthcare payment systems;
■	market conditions in the pharmaceutical and biotechnology sectors;
■	general economic, industry and market conditions, including impacts from inflation, interest rate fluctuations, major bank failure or sustained financial market illiquidity; and
■	events that affect or have the potential to affect, general economic conditions, including but not limited to political unrest, trade disputes and tariffs, natural disasters, acts of war or terrorism, or any public health crisis.
In recent years, the stock markets, and particularly the stock of smaller pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Our stock price has fluctuated significantly. From January 1, 2025 through December 31, 2025, the closing price of our common stock has been as low as $3.20 per share and as high as $9.90 per share.
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

The conversion of the 2028 Convertible Notes or other convertible securities into shares of common stock could have a material dilutive effect that could cause our share price to decline.
We have a number of convertible securities outstanding, including the 2028 Convertible Notes and warrants, and the conversion of such securities into shares of our common stock could have a material dilutive effect that could cause our share price to decline.
The 2028 Convertible Notes are convertible into shares of our common stock at any time at the option of the holder subject to certain conditions. We have reserved a sufficient number of shares of common stock for issuance upon conversion of the 2028 Convertible Notes and warrants. During the first half of 2025, $15.2 million in principal amount of the then outstanding 2025 Convertible Notes were converted into 4,978,151 shares of our common stock. As of December 31, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million. If any more or all of the 2028 Convertible Notes are converted into shares of common stock, our existing stockholders will experience immediate dilution of voting rights and the price of shares of our common stock may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of the 2028 Convertible Notes may convert their 2028 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The conversion rate for the 2028 Convertible Notes is 326.7974 shares of our common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $3.06 per share of common stock, and is subject to adjustment under the terms of the 2028 Convertible Notes. In the event of certain circumstances, we will increase the conversion rate, provided that the conversion rate will not exceed 549.4505 shares of our common stock per $1,000 principal amount of 2028 Convertible Notes. As a result of the conversion rates of the 2028 Convertible Notes adjusting upward upon the occurrence of certain events, our existing stockholders may experience more dilution if any or all of the 2028 Convertible Notes are converted into shares of common stock after the adjusted conversion rate became effective.
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
As of December 31, 2025, we had federal net operating loss carryforwards of $490.7 million and various state net operating loss carryforwards of $429.4 million. If not utilized, the federal net operating losses generated in taxable years beginning on or before December 31, 2017 will expire in 2037, and these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such net operating losses may only offset up to 80% of taxable income in taxable years beginning after December 31, 2025. As of December 31, 2025, we had $7.0 million and $5.8 million of federal and state income tax credits, respectively, to reduce future tax liabilities. If not utilized, the $7.0 million in federal income tax credits will begin to expire in 2038. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Code") and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits.
Changes in tax law may adversely affect us or our investors.
The rules dealing with the United States federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the United States Treasury Department. For example, the One Big Beautiful Bill Act ("OBBBA Act") was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law.

Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2024, expenses that are incurred for research and development in the United States are capitalized and amortized, which may have an adverse effect on our cash flow. Additionally, under the OBBBA Act, modifications were made to the capitalization of research and development expenses, limitations on the deductibility of interest expense and accelerated fixed asset depreciation, among other changes. In recent years, many changes to tax laws have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
Risks Related to our Indenture for our 2028 Convertible Notes, Charter and Bylaws
Provisions in the Indenture for our 2028 Convertible Notes and corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.
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
In addition, certain provisions in the Indenture governing our 2028 Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems are vulnerable to damages from computer viruses, wrongful conduct by insider employees or vendors, natural disasters, unauthorized access, and cyber-attacks, including ransomware, social engineering (including phishing attacks), and other similar disruptions. Any system failure, accident or cybersecurity incident, compromise, or data breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims or government enforcement action against the Company and ultimately harm our business. Attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence.
We may expend significant resources to try to protect against these threats to our systems. Certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain security measures. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective. Threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident or data breach has occurred. These attacks and activity are also being facilitated or enhanced by evolving technologies, including artificial intelligence. If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences.
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
Additionally, the increased prevalence and use of artificial intelligence may heighten the risk that we may be subject to cybersecurity incidents in the future. If any of our third-party vendors who use artificial intelligence are compromised, it could have a negative impact to our business through leaks of our confidential information and/or our financial information which could adversely affect our business or reputation or result in legal or regulatory proceedings.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
As a result of being a public company, we have incurred and will continue to incur significant additional costs which may adversely affect our operating results and financial condition.

As a public company, we have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the SEC and The Nasdaq Global Select Market. These rules and regulations have increased our accounting, legal and financial compliance costs and make some activities more time consuming and costly. In addition, we will continue to incur costs associated with our public company reporting requirements, and we expect those costs may increase in the future, particularly since we ceased to qualify as an "emerging growth company," as defined in the Jumpstart Our Business Startups Act enacted in April 2012, as of December 31, 2023 and as a "smaller reporting company" as of June 30, 2023. For example, we are no longer able to take advantage of certain exemptions and relief from various reporting requirements that are applicable to public companies that are not "emerging growth companies" or "smaller reporting companies". In particular and amongst other requirements, we are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and are subject to the full disclosure obligations regarding executive compensation in our periodic reports and proxy statements which rules and regulations have increased our legal and financial compliance costs relative to prior years and will make some activities more time-consuming and costly. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.
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
We may be subject to the United States federal and state, European, UK and other foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). We have personnel located in Ireland and have conducted and may in the future conduct clinical trials in the European Economic Area ("EEA") and/or the UK subjecting us to additional privacy restrictions and data protection requirements. The collection and use of personal data (including health data) in the EEA and the UK are governed by the provisions of the EU General Data Protection Regulation ("EU GDPR") as well as other national data protection legislation in force in relevant Member States, with respect to the EEA, and the UK General Data Protection Regulation (the "UK GDPR," together with the EU GDPR the "GDPR") and the UK Data Protection Act 2018 with respect to the UK. These laws impose a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases (or conditions for sensitive data) for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the UK, providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, where required, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the EEA and UK data protection regimes. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR. In December 2025, the European Commission adopted a decision to extend the validity of the UK Adequacy Decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is "essentially equivalent" to the EU standards. This follows the UK's adoption of the Data (Use and Access) Act 2025 (the "DUAA") on June 19, 2025. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity, and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
Many jurisdictions outside of Europe where we may do business or conduct trials in the future are also considering and/or have enacted comprehensive data protection legislation. In addition, we also continue to see jurisdictions imposing data localization laws. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services or conduct trials in those markets without significant additional costs. In the United States, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
Similar laws have been passed and proposed in numerous other states. The patchwork or privacy and data protection laws in the US may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state passed a health privacy law which, the My Health My Data Act, or MHMDA, which specifically regulates the collection and sharing of health information. The MHMDA also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws are rapidly changing and may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees, notifying impacted individuals, and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management's time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
We may use, and our vendors may incorporate, artificial intelligence, or AI, both through our own development and through the adoption of commercially available tools. Our use and adoption of AI presents risks and challenges that could adversely impact our business, including risks relating to cybersecurity, data privacy, information technology, confidentiality, and intellectual property. Specifically, risks related to accuracy bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Our use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner.

Regulation related to AI is evolving as new laws are implemented globally which could increase the burden and operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU's Artificial Intelligence Act ("AI Act") — the world's first comprehensive AI law entered into force on August 1, 2024, with important sections scheduled to become effective on August 2, 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements relies on legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to in their development and use of these systems, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on "Ensuring a National Policy Framework for Artificial Intelligence." So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals.

Our vendors may also incorporate AI tools into their offerings, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data protection, and may inhibit our or our vendors' ability to maintain an adequate level of service and experience. In addition, the adoption of AI tools by our vendors may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, "hallucinatory" inferences, or flawed training inputs or contain copyrighted or other protected material. If our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. If we develop or use AI systems that are governed by these laws, we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

Additionally, any third-party AI technologies that may be leveraged in our products and services may not be available on commercially reasonable terms, or at all, and any loss of rights to use such technologies may significantly increase our expenses or otherwise disrupt or delay the provisioning of our products and services to customers. Additionally, the hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI systems, may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and, computing power and energy requirements, may increase which could lead to an increase in server interruptions.

Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We expect the use of AI including generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. If the analyses that AI-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI, including generative AI more quickly or more effectively than we do, which could cause competitive harm. Additionally, sensitive information of the Company or our employees or other individuals could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of AI-based applications.
The increasing use of social media platforms presents risks and challenges.
Social media practices in the biopharmaceutical industry and the FDA's regulation of social media continues to evolve. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, our employees or agents may use social media channels to inadvertently provide inaccurate or misleading information about our products and commercialization efforts. If regulators become aware of such disclosures, they may take administrative or enforcement action against us. There is also a risk that third parties will use social media to disseminate inaccurate or misleading information about us or our products. If this occurs, we may not be able to adequately defend our business or the public's perception of us or our products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
Our employees, independent contractors, consultants, collaborators, CMOs, and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm to our reputation.
We are exposed to the risk that our employees, independent contractors, consultants, collaborators, CMOs, and CROs may engage in fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-United States regulatory authorities, to provide accurate information to the FDA or comparable non-United States regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-United States regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions, and be time consuming.
Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflicts between Russia and Ukraine and Israel and Hamas, or other events could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability, conflict and economic challenges has in the past resulted, and may continue to result, in weakened demand for our products. Geopolitical developments impacting government spending and international trade, including, changes in or disruptions of U.S. governmental agencies, whether due to potential government shutdowns or reduced resources, new laws and regulations, or amendments to existing laws and regulations in the U.S. and foreign countries, trade disputes and new or increased tariffs and retaliatory tariffs, may negatively impact markets and cause weaker macro-economic conditions. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU, and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified, or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
The effects of these events may continue or increase due to potential United States government shutdowns, uncertainty with respect to government policy in connection with the change in the United States’ presidential administration, and the United States’ ongoing trade disputes with China and other countries. In addition, the military conflicts between Russia and Ukraine and Israel and Hamas could disrupt or otherwise adversely impact our operations. For example, the conflicts could result in sanctions, export controls or other actions that may be initiated by nations including the United States, the EU, Russia or countries or actors in the Middle East (e.g., potential cyberattacks, disruption of energy flows, etc.) that could adversely affect our business and/or our supply chain or those of our third-party service providers. The United States and other countries could take other actions that may adversely affect our business should the conflicts further escalate. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, prolonged periods of fluctuating inflation, international trade disruptions, supply disruptions, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.
Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition, and operating results.
Our operations are subject to the effects of fluctuating inflation.
The United States has recently experienced historically high and fluctuating levels of inflation which resulted in higher expenses. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although the rate of inflation has decreased recently, if the inflation rate increases, for example due to increases in the costs of labor and supplies, or remain at a high rate compared to recent historical periods, it will continue to affect our expenses, such as employee compensation, supply costs and research and development expenses. In addition, elevated and fluctuating inflation and interest rates has contributed to potential economic uncertainty in the larger economy. To the extent inflation and interest rates continue to fluctuate and have other adverse effects on the market, it may adversely affect our financial condition and results of operations.
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
ITEM 3. LEGAL PROCEEDINGS
We received Paragraph IV certification notice letters (each, a “Notice Letter”) from three pharmaceutical companies (each, an “ANDA Filer”), providing notification to us that each ANDA Filer had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of RECORLEV®. The ANDAs each contained Paragraph IV certifications alleging that four of our Orange Book listed patents covering RECORLEV® that are scheduled to expire in March 2040 (U.S. Patent Numbers 11,020,393, 11,278,547, 11,903,940, and 12,377,096) are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the generic product described in its respective ANDA submission.

On February 26, 2026, our wholly-owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against Torrent Pharmaceuticals Limited (along with its affiliate, "Torrent") and Somerset Therapeutics, LLC (along with its affiliates, "Somerset"). Our complaint alleges that, by filing the ANDAs, each of Torrent and Somerset has infringed RECORLEV®’s Orange Book patents included in its respective Paragraph IV certification, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Torrent and Somerset from commercializing a generic version of RECORLEV®, until the expiration of the asserted patents, including any applicable extensions and additional periods of exclusivity. No trial date has been set. The filing of the lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act.

ANDA litigation is common in the U.S. pharmaceutical industry. We may receive additional Notice Letters in the future from ANDA filers seeking approval of a generic version of RECORLEV® and may file additional ANDA lawsuits in the future. We intend to enforce and defend our intellectual property rights related to RECORLEV®.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
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
Holders of Record
On February 27, 2026, there were approximately 114 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.
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
The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock (including our predecessor entity) and each index on December 31, 2021 and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

$100 investment in stock or index	Ticker	2021	2022	2023	2024	2025
Xeris	XERS	$100.00	$45.39	$80.20	$115.70	$267.92
Nasdaq Composite Total Return	XCMP	$100.00	$67.46	$97.58	$126.44	$153.17
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$89.88	$94.01	$93.47	$124.72

Comparison of Cumulative Total Return Among Xeris, Nasdaq Composite Index and Nasdaq Biotechnology Index
$300.00
$200.00
$100.00
$0.00
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Xeris
Nasdaq Composite Total Return
Nasdaq Biotechnology (Total Return) Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K ("Annual Report"). This discussion contains forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A. Risk Factors, of this Annual Report. This discussion and analysis compares 2025 results to 2024. For discussion and analysis that compares 2024 results to 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report for the year ended December 31, 2024.
Overview
Xeris Biopharma Holdings, Inc. along with its subsidiaries, is referenced herein as the "Company", "Xeris", "Xeris Biopharma", "we" or "our". Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit.
We are a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. We offer Recorlev for the treatment of endogenous hypercortisolemia in patients with Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). We are advancing our Phase 3-ready pipeline product, XP-8121, once-weekly subcutaneous ("SC") levothyroxine, which leverages our proprietary technology XeriSol.
Financing
We have funded our operations to date primarily with proceeds from the sale of our common stock and debt financing.
For the year ended December 31, 2025 we reported a net income of $0.6 million. For the year ended December 31, 2024 we reported a net loss of $54.8 million. The year ended December 31, 2025 is the first year we have been profitable since inception, and, as of December 31, 2025, our accumulated deficit was $671.3 million. In the near term, we may incur net losses as we:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the year ended December 31, 2025 and 2024 as well as factors that impact those items.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our loan and convertible debt, interest income earned on deposits and investments, debt refinancing costs and gains and losses on the change in fair value of the Contingent Value Rights ("CVRs").
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Product revenue, net:
Recorlev	$139,283	$64,277	$75,006	116.7
Gvoke	94,108	82,829	11,279	13.6
Keveyis	47,649	49,530	(1,881)	(3.8)
Other product revenue	1,963	—	1,963	—
Product revenue, net	283,003	196,636	86,367	43.9
Royalty, contract and other revenue	8,842	6,434	2,408	37.4
Total revenue	291,845	203,070	88,775	43.7

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	42,569	36,832	5,737	15.6
Research and development	31,165	25,560	5,605	21.9
Selling, general and administrative	182,372	163,481	18,891	11.6
Amortization of intangible assets	10,843	10,843	—	—
Total cost and expenses	266,949	236,716	30,233	12.8
Income (loss) from operations	24,896	(33,646)	58,542	174.0
Other income (expense):
Interest and other income	4,742	5,321	(579)	(10.9)
Debt refinancing costs	—	(2,690)	2,690	100.0
Interest expense	(29,084)	(30,485)	1,401	(4.6)
Change in fair value of warrants	—	8	(8)	(100.0)
Change in fair value of contingent value rights	—	4,388	(4,388)	(100.0)
Total other expense	(24,342)	(23,458)	(884)	3.8
Net income (loss) before income taxes	554	(57,104)	57,658	101.0
Income tax benefit	—	2,268	(2,268)	100.0
Net income (loss)	$554	$(54,836)	$55,390	101.0
Product revenue, net
Recorlev
Net revenue increased by $75.0 million or 116.7% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to higher volume ($79.6 million or 123.9%), primarily driven by increased patient demand, offset by unfavorable net pricing ($4.6 million or 7.2%).
Gvoke
Net revenue increased by $11.3 million or 13.6% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to favorable net pricing ($8.6 million or 10.4%) and higher volume ($2.7 million or 3.2%).
Keveyis
Net revenue decreased by $1.9 million or 3.8% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to unfavorable net pricing ($5.0 million or 10.1%), offset by higher volume ($3.1 million or 6.3%).
Other product revenue
Net revenue increased by $2.0 million for the year ended December 31, 2025. This includes sales of our products to commercialization partners.
Royalty, contract and other revenue
Royalty, contract and other revenue increased $2.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase primarily reflects the recognition of milestones from partnership agreements.

Cost of goods sold
Cost of goods sold increased by $5.7 million or 15.6% for the year ended December 31, 2025 compared to the same period ended December 31, 2024.
Cost of goods sold as a percent of total revenue improved by 3.7%, to 15.0% for the year ended December 31, 2025 compared to 18.7% for the same period ended December 31, 2024, primarily due to higher sales of products with a lower cost of goods sold ($8.9 million or 4.5%), offset by a one-time credit for Keveyis purchased in 2024 ($1.6 million or 0.8%).
Research and development expenses
Research and development expenses increased by $5.6 million or 21.9% for the year ended December 31, 2025 compared to the same period ended December 31, 2024.
The following table summarizes our research and development expenses by type for the year ended December 31, 2025 and 2024:

	Years Ended December 31,		Change
	2025	2024	$	%
Project specific expenses:
Pipeline	$9,681	$6,945	$2,736	39.4
Technology development (1)	1,005	1,160	(155)	(13.4)
Personnel related expenses	17,818	14,296	3,522	24.6
Lab supplies and equipment depreciation	1,422	1,655	(233)	(14.1)
Other	1,239	1,504	(265)	(17.6)
Total	$31,165	$25,560	$5,605	21.9
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $18.9 million or 11.6% for the year ended December 31, 2025 compared to the same period ended December 31, 2024. This increase was primarily due to higher personnel related expense ($13.5 million), largely due to personnel-related expenses to support the commercial enterprise, including the Recorlev expansion.
Amortization of intangible assets
For the years ended December 31, 2025 and December 31, 2024, amortization of intangible assets were both $10.8 million, respectively.
Other income (expense)
For the year ended December 31, 2025, interest expense decreased $1.4 million or 4.6% compared to the year ended December 31, 2024. The decrease is primarily due to a lower principal amount of debt outstanding during the period.
For the year ended December 31, 2025, interest and other income decreased $0.6 million or 10.9% compared to the year ended December 31, 2024. The decrease is driven by the decline in interest rates which began in the later half of 2024, resulting in lower overall interest income.
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
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,152 shares of the Company's common stock. As of December 31, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have an accumulated deficit of $671.3 million at December 31, 2025. Based on our current operating plans and existing working capital at December 31, 2025, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We may incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We may incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
As we continue the marketing and selling of Recorlev, Gvoke and Keveyis, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in "Note 2 – Liquidity and Capital Resources", there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Recorlev, Gvoke and Keveyis.

Cash Flows	Years Ended December 31,
(in thousands)	2025	2024

Net cash provided by (used in) operating activities	$28,626	$(36,981)
Net cash provided by (used in) investing activities	$(696)	$4,883
Net cash provided by financing activities	$11,389	$36,168
Operating Activities
Net cash provided by operating activities was $28.6 million for the year ended December 31, 2025, compared to $37.0 million used in operating activities for the year ended December 31, 2024. The increase in net cash provided by operating activities was primarily driven by higher product sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Annual Report.
Investing Activities
Net cash used in investing activities was $696.0 thousand for the year ended December 31, 2025, compared to $4.9 million in net cash provided by investing activities for the year ended December 31, 2024. The decrease in cash provided by investing activities for the year ended December 31, 2025 was due to was due to fewer purchases of short-term investments.
Financing Activities
Net cash provided by financing activities was $11.4 million for the year ended December 31, 2025, compared to $36.2 million provided by financing activities for the year ended December 31, 2024. The net cash provided by financing activities for the year ended December 31, 2025 was driven by proceeds from the exercise of stock awards and issuance of common shares in settlement of warrants of $20.7 million offset by repurchase of common stock withheld for taxes of $10.9 million. The net cash provided by financing activities in the year ended December 31, 2024 was primarily due to the net proceeds of $38.2 million from the term loan made to the Company on the closing date of the Amended and Restated Credit Agreement.
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
Revenue is recognized when our customer (e.g., a wholesaler or specialty pharmacy) obtains control of promised goods, which is when our obligations under the terms of the contract with the customer are satisfied, based on the consideration we expect to receive in exchange for those goods.
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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at December 31, 2025 would increase or decrease interest income by approximately $1.0 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the year ended December 31, 2025.

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
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2025.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xeris Biopharma Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of the sales rebate accrual

Description of the Matter
As described in Note 2 to the consolidated financial statements under the caption “Revenue Recognition,” the Company establishes a sales rebate accrual in the same period the related sales occur. At December 31, 2025, the Company had $43.3 million of accrued trade discounts and rebates, a large portion of which related to its sales rebate accruals for commercial and governmental rebate programs. The Company establishes its sales rebate accrual based on the applicable price of the products sold and related estimated payor rebate terms, and the estimated lag time between the sale and payment of the rebate.

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
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xeris Biopharma Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Xeris Biopharma Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Xeris Biopharma Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Grand Rapids, Michigan
March 2, 2026

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$111,042	$71,621
Trade accounts receivable, net	51,050	40,415
Inventory, net	68,673	48,175
Prepaid expenses and other current assets	9,548	7,451
Total current assets	240,313	167,662
Property and equipment, net	4,945	5,562
Operating lease right-of-use assets	22,112	22,649
Goodwill	22,859	22,859
Intangible assets, net	88,078	98,921
Other assets	5,220	5,407
Total assets	$383,527	$323,060
Liabilities and Stockholders' Equity (deficit)
Current liabilities:
Accounts payable	$3,076	$2,290
Current portion of long-term debt	—	15,102
Current operating lease liabilities	6,232	6,080
Other accrued liabilities	33,155	27,716
Accrued trade discounts and rebates	43,253	29,084
Accrued returns reserve	18,969	19,082
Other current liabilities	4,889	1,089
Total current liabilities	109,574	100,443
Long-term debt, net of current portion and unamortized debt issuance costs	220,335	217,006
Non-current operating lease liabilities	31,531	33,259
Other liabilities	8,398	1,967
Total liabilities	369,838	352,675
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock—par value $0.0001, 25,000,000 shares and 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock—par value $0.0001, 350,000,000 shares and 350,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 166,215,410 and 149,429,410 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	17	15
Additional paid in capital	685,004	642,256
Accumulated deficit	(671,307)	(671,861)
Accumulated other comprehensive loss	(25)	(25)
Total stockholders' equity (deficit)	13,689	(29,615)
Total liabilities and stockholders' equity (deficit)	$383,527	$323,060
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Product revenue, net	$283,003	$196,636	$153,364
Royalty, contract and other revenue	8,842	6,434	10,550
Total revenue	291,845	203,070	163,914
Costs and expenses:
Cost of goods sold	42,569	36,832	28,645
Research and development	31,165	25,560	22,341
Selling, general and administrative	182,372	163,481	146,095
Amortization of intangible assets	10,843	10,843	10,843
Total costs and expenses	266,949	236,716	207,924
Income (loss) from operations	24,896	(33,646)	(44,010)
Other income (expense):
Interest and other income	4,742	5,321	4,751
Loss on debt extinguishment, net	—	—	(2,837)
Debt refinancing costs	—	(2,690)	—
Interest expense	(29,084)	(30,485)	(26,609)
Change in fair value of warrants	—	8	1
Change in fair value of contingent value rights	—	4,388	5,200
Total other expense	(24,342)	(23,458)	(19,494)
Net income (loss) before income taxes	554	(57,104)	(63,504)
Income tax benefit	—	2,268	1,249
Net income (loss)	$554	$(54,836)	$(62,255)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	—	—	(2)
Comprehensive income (loss)	$554	$(54,836)	$(62,257)

Net income (loss) per common share - basic	$—	$(0.37)	$(0.45)
Net income (loss) per common share - diluted	$—	$(0.37)	$(0.45)

Weighted average common shares outstanding:
Basic	160,425,198	146,772,758	137,674,857
Diluted	172,742,720	146,772,758	137,674,857
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	136,273,090	$14	$599,966	$(23)	$(554,770)	$45,187
Net loss	—	—	—	—	(62,255)	(62,255)
Exercise of stock options	14,036	—	32	—	—	32
Vesting of restricted stock units (net of 815,177 shares withheld for tax)	1,265,805	—	(1,009)	—	—	(1,009)
Stock-based compensation	—	—	10,716	—	—	10,716
Issuance of common stock through employee stock purchase plan	577,784	—	549	—	—	549
Other comprehensive loss	—	—	—	(2)	—	(2)
Balance, December 31, 2023	138,130,715	$14	$610,254	$(25)	$(617,025)	$(6,782)
Net loss	—	—	—	—	(54,836)	(54,836)
Issuance of common stock to settle contingent value rights	7,525,048	1	15,802	—	—	15,803
Exercise of stock options	248,900	—	489	—	—	489
Vesting of restricted stock units (net of 1,553,340 shares withheld for tax)	2,862,527	—	(3,734)	—	—	(3,734)
Stock-based compensation	—	—	18,201	—	—	18,201
Issuance of common stock through employee stock purchase plan	662,220	—	1,244	—	—	1,244
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net income	—	—	—	—	554	554
Exercise of stock options	2,991,911	—	11,578	—	—	11,578
Vesting of restricted stock units (net of 2,697,212 shares withheld for tax)	4,953,522	1	(10,877)	—	—	(10,876)
Stock-based compensation	—	—	16,215	—	—	16,215
Issuance of common stock through employee stock purchase plan	456,086	—	1,520	—	—	1,520
Issuance of common shares in settlement of 2025 Convertible Debt	4,978,151	—	15,146	—	—	15,146
Issuance of common shares in settlement of warrants	3,406,330	1	9,166	—	—	9,167
Balance, December 31, 2025	166,215,410	$17	$685,004	$(25)	$(671,307)	$13,689

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$554	$(54,836)	$(62,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,313	1,227	1,487
Amortization of intangible assets	10,843	10,843	10,843
Amortization of premium/discount on investments	—	(747)	(1,263)
Amortization of debt discount and debt issuance costs	3,373	3,007	2,205
Amortization of operating right-of-use assets	537	555	830
Deferred income tax expense (benefit)	—	(2,268)	(1,249)
Stock-based compensation	22,366	18,363	10,716
Loss on extinguishment of debt	—	—	2,837
Change in fair value of contingent value rights	—	(4,388)	(5,200)
Other	—	83	320
Changes in operating assets and liabilities:
Trade accounts receivable	(10,635)	(1,218)	(8,367)
Prepaid expenses and other current assets	(2,097)	(1,673)	3,206
Inventory	(19,286)	(8,782)	(14,804)
Accounts payable	(69)	(9,613)	6,959
Other accrued liabilities	3,306	3,650	(5,855)
Accrued trade discounts and rebates	16,387	3,924	5,331
Accrued returns reserve	(113)	4,884	3,025
Supply agreement liability	—	—	(6,720)
Operating lease liabilities	(1,576)	1,080	7,538
Other	3,723	(1,072)	3,393
Net cash provided by (used in) operating activities	28,626	(36,981)	(47,023)
Cash flows from investing activities:
Capital expenditures	(696)	(868)	(2,263)
Purchases of investments	—	(34,485)	(43,741)
Sales and maturities of investments	—	40,236	40,000
Net cash provided by (used in) investing activities	(696)	4,883	(6,004)
Cash flows from financing activities:
Proceeds from debt refinancing	—	50,000	—
Payment of debt discount	—	(11,831)	—
Payments of debt issuance costs	—	—	(1,185)
Proceeds from issuance of employee stock purchase plan shares	1,520	1,244	549
Proceeds from exercise of stock options	11,578	489	32
Proceeds from issuance of common shares in settlement of warrants	9,167	—	—
Repurchase of common stock withheld for taxes	(10,876)	(3,734)	(1,009)
Net cash provided by (used in) financing activities	11,389	36,168	(1,613)
Net cash provided by (used in) in cash, cash equivalents and restricted cash	39,319	4,070	(54,640)
Cash, cash equivalents and restricted cash, beginning of year	75,744	71,674	126,314
Cash, cash equivalents and restricted cash, end of year	$115,063	$75,744	$71,674

XERIS BIOPHARMA HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental schedule of cash flow information(1):
Cash paid for interest	$27,120	$26,948	$27,686
Supplemental schedule of non-cash activities:
Issuance of common shares to settle 2025 Convertible Debt	$15,146	$—	$—
Issuance of common shares in settlement of CVR liability	$—	$15,803	$—
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	$—	$—	$(31,975)
Issuance of convertible note	$—	$—	$33,574
(1) There were no income taxes paid for the years ended December 31, 2025, 2024, or 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Cash and cash equivalents	$111,042	$71,621	$67,449
Restricted cash included in Other assets (1)	4,021	4,123	4,225
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$115,063	$75,744	$71,674
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
Revenue is recognized when the Company's customer (e.g., a wholesaler or specialty pharmacy) obtains control of promised goods, which is when the Company's obligations under the terms of the contract with the customer are satisfied, based on the consideration the Company expects to receive in exchange for those goods.
Revenues are recorded at the net product sales price, which includes estimated allowances for patient copay assistance programs, prompt payment discounts, payor rebates, chargebacks, service fees, and product returns, all of which are recorded at the time of sale to the pharmaceutical wholesaler or other customer. The Company applies significant judgments and estimates in determining some of

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
Such revenue is reported as product revenue, net in the consolidated statements of operations and comprehensive income (loss).

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Additionally, the Company earns revenue from research collaborations for the use of Xeris' proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the consolidated statements of operations and comprehensive loss. The aggregate amount of the transaction price allocated to research collaboration performance obligations that are unsatisfied as of the end of the reporting period is $4.8 million.
Concentration of Credit Risk
For each of the years ended December 31, 2025, 2024 and 2023, four customers accounted for 97% of the Company’s gross product revenue, respectively. At each of December 31, 2025 and December 31, 2024, the same four customers accounted for 92% and 97% of the trade accounts receivable, net, respectively.
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
Stock-Based Compensation Expense
The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments, including stock options, restricted stock units, employee stock purchases and stock appreciation rights, to be recognized in the statements of operations based on their grant date fair values. Restricted stock units are valued based on the fair market value of the Company’s common stock on the date they were granted. The Company recognizes stock-based compensation expense equal to the grant date fair value of stock options, restricted stock units and employee stock purchases on a straight-line basis over the requisite service period. The Company’s cash settled stock appreciation rights are classified as liability awards. These awards are remeasured at fair value at the end of each reporting period until settlement, with changes in cumulative compensation cost recognized in earnings during the period of change. The Company accounts for forfeitures as they are incurred.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to uncertain tax positions, if any, within the provision for taxes in the statements of operations and comprehensive loss. For each of the years ended December 31, 2025, 2024 and 2023, the Company did not accrue any interest or penalties on uncertain tax positions.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
The Company recognized no impairment charges for each of the years ended December 31, 2025, 2024 and 2023.
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
If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of the net assets is less than their carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. In connection with the annual impairment test conducted in the fourth quarter of 2025, 2024 and 2023, the Company performed a qualitative assessment and determined that it was more likely than not that the fair value of the net assets exceeded their carrying value.

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
Fair Value of Financial Instruments
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Amended and Restated Loan and Security Agreement approximates fair value due to the variable interest rate on the debt. Items measured at fair value on a recurring basis include the Company’s investments and warrants. The fair value of the convertible senior notes is determined from using current interest rates based on credit ratings and the remaining term of maturity.
Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available and utilized by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates in one segment.
Liquidity and Capital Resources
Based on the Company's current operating plans and existing working capital at December 31, 2025, the Company believes that its cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next 12 months from the issuance date of these consolidated financial statements. Cash and cash equivalents were $111.0 million as of December 31, 2025, an increase of $39.3 million from December 31, 2024.
New Accounting Pronouncements
Adopted accounting standards
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Beginning with our 2025 annual reporting, we adopted this ASU on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard did not have a material impact on the Company's consolidated financial statements. For additional information, see Note 15 — Income Taxes.
Pending accounting standards
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is evaluating the timing and effects of the adoption of this standard on the Company's disclosures.
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Years Ended December 31,
	2025	2024	2023
Product revenue:
Recorlev	$139,283	$64,277	$29,547
Gvoke	94,108	82,829	67,045
Keveyis	47,649	49,530	56,772
Other product revenue	1,963	—	—
Product revenue, net	283,003	196,636	153,364
Royalty, contract and other revenue	8,842	6,434	10,550
Total revenue	$291,845	$203,070	$163,914
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$38,010	$31,732
Work in process	11,295	10,991
Finished goods	19,368	5,452
Inventory, net	$68,673	$48,175
Inventory reserves were $7.6 million and $7.7 million at December 31, 2025 and December 31, 2024, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Lab equipment	$5,325	$4,730
Furniture and fixtures	545	530
Computer equipment	946	905
Office equipment	97	97
Software	514	507
Leasehold improvements	5,695	6,056
Total property and equipment	13,122	12,825
Less: accumulated depreciation and amortization	(8,177)	(7,263)
Property and equipment, net	$4,945	$5,562
Depreciation and amortization expense relating to property and equipment was $1.3 million, $1.2 million and $1.5 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		December 31, 2025			December 31, 2024
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(9,350)	$1,650	$11,000	$(7,150)	$3,850
Definite-lived intangible asset - Recorlev	14	121,000	(34,572)	86,428	121,000	(25,929)	95,071
Total intangible assets		$132,000	$(43,922)	$88,078	$132,000	$(33,079)	$98,921
As of December 31, 2025, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2026	$10,293
2027	8,643
2028	8,643
2029	8,643
2030	8,643
Thereafter	43,213
Total	$88,078
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued employee costs	$24,061	$19,577
Accrued interest expense	505	2,123
Accrued supply chain costs	370	871
Accrued marketing costs	1,402	1,506
Accrued research and development costs	3,467	766
Accrued other costs	3,350	2,873
Other accrued liabilities	$33,155	$27,716

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 8. Debt
The components of debt are as follows (in thousands):

	December 31, 2025	December 31, 2024

Convertible senior notes	$33,894	$49,204
Less: unamortized debt issuance costs	(628)	(973)
Loan agreement	188,768	185,995
Less: unamortized debt issuance costs	(1,699)	(2,118)
Debt, net of unamortized debt issuance costs	$220,335	$232,108

Debt, net of unamortized debt issuance costs, current portion	$—	$15,102
Debt, net of unamortized debt issuance costs, non-current portion	220,335	217,006
Total debt, net of unamortized debt issuance costs	$220,335	$232,108

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
In September 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of its then outstanding Convertible Notes due 2025 or $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes" and together with the 2025 Convertible Notes, the "Convertible Notes").
In March and April of 2025, holders of all outstanding 2025 Convertible Senior Notes, totaling $15.2 million in aggregate principal amount, were converted by the noteholders into 4,978,151 shares of the Company's common stock. As of December 31, 2025, the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2028 Convertible Notes, including the amortization of debt issuance costs was 8.9%.
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
The fair value of the 2028 Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of December 31, 2025, the fair value of the 2028 Convertible Notes was approximately $89.8 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 10 - Fair value measurement."

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Loan Agreement
On March 5, 2024, the Company and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated March 8, 2022, between the Company, Xeris Pharma, and certain subsidiary guarantors of the Company and Hayfin Services, LLP, as administrative agent for the lenders ("Credit Agreement"). The Amended and Restated Credit Agreement provided for the Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans were only to be used to redeem the then outstanding 2025 Convertible Notes. The Company did not borrow any funds under the Tranche 2 Loans, which expired on July 15, 2025. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans are being used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed.
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
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of December 31, 2025, the fair value of the loan approximates its book value.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following table sets forth the Company's future minimum principal payments on the 2028 Convertible Notes and the 2029 Loans (in thousands):

2026	$—
2027	—
2028	33,574
2029	200,000
2030	—
Thereafter	—
$233,574
For the years ended December 31, 2025, 2024, and 2023, the Company recognized interest expense of $29.1 million, $30.5 million, and $26.6 million, respectively, of which $3.4 million, $3.0 million, and $2.2 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
Note 9. Warrants
As of December 31, 2025, the following equity classified warrants were outstanding:

Warrants classified as equities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Armistice securities purchase agreement	2,275,313	$3.223	February 2027
Warrants in connection with Hayfin Amended and Restated Credit Agreement	263,158	$2.280	March 2029
	2,664,470
In August 2025, the Company issued an aggregate of 2,844,141 shares of its common stock pursuant to a notice of cash exercise of warrants by Armistice Capital for an aggregate purchase price of $9.2 million. Additionally, the Company issued an aggregate of 111,604 shares of its common stock pursuant to a notice of cashless exercise of 209,633 warrants by Avenue Capital.
In February 2025, the Company issued an aggregate of 450,585 shares of its common stock pursuant to a notice of cashless exercise of 1,052,631 warrants by Hayfin Services LLP, as administrative agent for the Lenders under the Credit Agreement, and 209,633 warrants by Avenue Capital.
Subsequent to year end, in January 2026, the Company issued an aggregate of 2,275,313 shares of its common stock pursuant to a notice of cash exercise of all warrants held by Armistice Capital at December 31, 2025 for an aggregate purchase price of $7.3 million.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of December 31, 2025 and December 31, 2024 (in thousands):

	Total as of December 31, 2025	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$111,042	$111,042	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—

	Total as of December 31, 2024	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$71,621	$71,621	$—	$—
Other assets:
Restricted cash	$4,123	$4,123	$—	$—
Note 11. Stock Compensation Plan
In 2011, the Company adopted the 2011 Stock Option Issuance Plan (the "2011 Plan") and subsequently amended it to authorize the Board of Directors to issue up to 4,714,982 incentive stock option and non-qualified stock option awards. The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to award up to 1,822,000 shares of common stock. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Plan following the closing of the Xeris Pharmaceutical IPO, which occurred in June 2018. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to the Company's officers, employees, directors and other key persons (including consultants). No grants of stock options or other awards may be made under the 2018 Plan after the tenth anniversary of the effective date. As of December 31, 2025, there were 6.7 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018 to issue up to 193,000 shares of common stock to participating employees. In June 2024, the Company's stockholders approved an amendment to the ESPP that removed the "evergreen" provision which provided for annual increases in the aggregate number of shares available for issuance thereunder and increased the aggregate number of shares available for issuance thereunder by 6,636,632 additional shares. Through the ESPP, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of December 31, 2025, there were 5.9 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. The Inducement Plan allows the Company to make stock option or restricted stock unit awards to prospective employees of the Company as an inducement to such individuals to commence employment with the Company. The Company uses this Inducement Plan to help it attract and retain prospective employees who are necessary to support the commercialization of products and the expansion of the Company generally. As of December 31, 2025, there were 0.7 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
On the acquisition date of Strongbridge, the Company assumed all then-outstanding stock options and shares available and reserved for issuance under some legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans"). Shares reserved under the Assumed Plans will be available for future grants. The Company also assumed all then-outstanding stock options from the remainder of the legacy equity incentive plans of Strongbridge without assuming the shares available and reserved for issuance under those plans. The number of shares subject

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
to stock options outstanding under all Strongbridge legacy equity incentive plans are included in the tables below. As of December 31, 2025, there were 0.2 million shares reserved for future grants under the Assumed Plans.
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over three years after the grant date and expire seven to ten years from the grant date.
No stock options were granted during the years ended December 31, 2025 or 2024, or 2023; therefore, no weighted-average grant date fair value or related valuation assumptions are presented for these periods.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2024	8,832,170	$5.31	2.77	$2.42
Exercised	(2,991,911)	$3.87
Forfeited	(22)	$5.29
Expired	(530,378)	$11.02
Outstanding - December 31, 2025	5,309,859	$5.54	2.78	$16.3
Vested and expected to vest at December 31, 2025	5,309,859	$5.54	2.78	$16.3
Exercisable - December 31, 2025	5,309,859	$5.54	2.78	$16.3
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price.
At December 31, 2025, there was no unrecognized stock based compensation expense related to stock options.
Restricted Stock Units
The Company grants Restricted Stock Units ("RSUs") to employees. RSUs that are granted vest over either three years in equal annual installments beginning on the one-year anniversary of the date of grant, provided that the employee is employed by the Company on such vesting date. If and when the RSUs vest, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee's tax withholding obligations. Upon vesting and settlement of RSUs or exercise of stock options, at the election of the grantee, the Company does not collect withholding taxes in cash from employees. Instead, the Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the employee's requisite service period.
A summary of outstanding RSU awards and the activity for the year ended December 31, 2025:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2024	16,420,640	$2.12
Granted	5,971,175	$4.00
Vested	(7,650,734)	$2.09
Forfeited	(1,229,743)	$2.56
Unvested balance - December 31, 2025	13,511,338	$2.93
The total fair value of RSUs vested for the year ended December 31, 2025 was $31.5 million. Of the vested RSUs, 2.7 million shares were surrendered to fulfill tax withholding obligations.
As of December 31, 2025, there was $23.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.4 years. For the years ended December 31, 2025 and December 31, 2024, the weighted-average grant date fair value per share of RSUs granted was $4.00 and $2.46, respectfully.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted under the 2018 Plan. SARs are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. SARs allow the recipient to receive the appreciation in the fair market value of the Company's common stock between the exercise date and the date of grant. SARs are settled in cash and vest in full and automatically exercise on the second anniversary of the date of grant, subject to continued service through the vesting date. SARs are settled in cash, and accordingly are classified as liabilities in the Company's Consolidated Balance Sheets and are remeasured to fair value at the end of each reporting period using the Black-Scholes option-pricing model.

SARs activity under the 2018 Plan for the year ended December 31, 2025 was as follows:

	Number of SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2024	500,000	$2.43	1.58	$0.5
Granted	2,150,000	$3.63
Outstanding - December 31, 2025	2,650,000	$3.36	0.98	$11.8
Vested and exercisable at December 31, 2025	—	$—	—	$—
SARs value assumptions:

	Years Ended December 31,
	2025	2024
Expected term (in years)	2.0	2.0
Risk-free interest rate	3.5%	4.2%
Expected stock price volatility	60.2%	65.4%
Expected dividend yield	—%	—%
No SARs were granted during the year ended December 31, 2023.
The risk-free interest rate for SARs is based on the United States Treasury yield curve in effect at the time of remeasurement. Expected stock price volatility is based on the historical volatility of the Company's stock. As of December 31, 2025, there was $6.1 million of unrecognized stock-based compensation expense related to SARs.
Stock-based Compensation Expense
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$1,595	$1,367	$1,413
Selling, general and administrative	20,771	16,996	9,303
Total stock-based compensation expense	$22,366	$18,363	$10,716
Note 12. Other Employee Benefit Plans
Defined Contribution Plan
The Company sponsors an employee retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all eligible employees in the United States. Employees become eligible to contribute to the plan upon meeting certain age requirements and 30 days of service. Commencing in 2019, the Company began discretionary matching employee contributions up to certain limits. For the years ended December 31, 2025, 2024 and 2023, the Company made $3.2 million, $2.0 million and $2.4 million of matching contributions to the plan, respectively.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 9.7 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,080	$3,495	1,648
Right of use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$20,043
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
Lease expense	2025	2024	2023
Operating lease expense	$5,163	$5,276	$4,474
Variable lease expense	3,915	1,938	1,208
Sublease income	(1,101)	(590)	(216)
Total lease expense	$7,977	$6,624	$5,466
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of December 31, 2025, maturities of lease liabilities are summarized as follows (in thousands):

2026	$6,232
2027	6,389
2028	6,549
2029	6,714
2030	6,883
Thereafter	31,844
Total lease payments	64,611
Less: Effect of discounting to net present value	(26,848)
Present value of lease liabilities	$37,763

Operating lease liabilities, current	$6,232
Operating lease liabilities, non-current	31,531
Total operating lease liabilities	$37,763
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
Leases
As of December 31, 2025, the Company had unused letters of credit of $4.0 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.0 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Contingencies
Legal Matters
The Company received Paragraph IV certification notice letters (each, a “Notice Letter”) from three pharmaceutical companies (each, an “ANDA Filer”), providing notification to us that each ANDA Filer had submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of RECORLEV®. The ANDAs each contained Paragraph IV certifications alleging that four of the Company’s Orange Book listed patents covering RECORLEV® that are scheduled to expire in March 2040 (U.S. Patent Numbers 11,020,393, 11,278,547, 11,903,940, and 12,377,096) are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the generic product described in its respective ANDA submission.

On February 26, 2026, the Company's wholly-owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against Torrent Pharmaceuticals Limited (along with its affiliate, "Torrent") and Somerset Therapeutics, LLC (along with its affiliates, "Somerset"). The Company's complaint alleges that, by filing the ANDAs, each of Torrent and Somerset has infringed RECORLEV®’s Orange Book patents included in its respective Paragraph IV certification, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Torrent and Somerset from commercializing a generic version of RECORLEV®, until the expiration of the asserted patents, including any applicable extensions and additional periods of exclusivity. No trial date has been set. The filing of the lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act..

The Company may receive additional Notice Letters in the future from ANDA filers seeking approval of a generic version of RECORLEV® and may file additional ANDA lawsuits in the future.

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2025, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
Note 15. Income Taxes
The components of loss before income taxes by source were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Foreign	$46,460	$21,304	$3,757
United States	(45,906)	(78,408)	(67,261)
Total income (loss) before income taxes	$554	$(57,104)	$(63,504)
The components of income tax benefit by source was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Foreign	$6,464	$(14,761)	$387
United States	7,856	(13,410)	(15,855)
Change in valuation allowance	(14,320)	25,903	14,219
Total income tax benefit	$—	$(2,268)	$(1,249)

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements

Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies and Estimates – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year ended December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	$116	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	—	nm1
Foreign Tax Effects
Ireland
Statutory tax rate difference between Ireland and United States	(3,832)	nm
Changes in valuation allowance	(6,061)	nm
Other	(49)	nm
Other foreign jurisdictions tax effects	(290)	nm
Effect of Cross-Border Tax Laws
Subpart F income	12,606	nm
Tax credits
Research and development tax credits	(1,224)	nm
Changes in valuation allowance	(3,712)	nm
Nontaxable or Nondeductible Items
Compensation subject to the Section 162(m) limitation	1,276	nm
Stock compensation	795	nm
Non-deductible expenses	277	nm
Other adjustments	98	nm
Effective tax rate	$—	—%
1not meaningful

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company's effective income tax rate for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Federal tax benefit at statutory rate	$(11,992)	$(13,336)
State tax benefit, net of federal benefit	(4,594)	(4,201)
Research and development and orphan drug credits	(608)	—
Uncertain tax positions	18	(28)
Subpart F income	6,613	3,092
Return to provision adjustment	(16,792)	(1,080)
Statutory tax rate differential	(1,840)	(330)
Changes in valuation allowance	25,903	14,219
Other	1,024	415
Total income tax benefit	$(2,268)	$(1,249)
The benefit for income taxes for 2024 was attributable to the deferred tax liability set up with the Strongbridge acquisition.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. For the years ended December 31, 2025, 2024 and 2023, the Company evaluated the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$119,813	$116,743
Federal research, orphan drug and state tax credits	10,761	9,762
Stock-based compensation	4,765	9,690
Section 163(j) interest	21,919	25,286
Capitalized R&D	—	8,330
Operating lease liabilities	9,613	10,584
Accrued expenses	16,630	12,683
Inventory reserve	6,765	7,201
Other temporary differences	3,987	4,978
Valuation allowance	(184,845)	(199,165)
Total assets	9,408	6,092
Deferred tax liabilities:
Fixed and intangible assets	(3,147)	—
Operating lease right-of-use assets	(5,630)	(6,092)
Other deferred tax liabilities	(631)	—
Total liabilities	(9,408)	(6,092)
Net deferred tax liabilities	$—	$—
As of December 31, 2025, the Company had federal net operating loss carryforwards of $490.7 million and various state net operating loss carryforwards of $429.4 million. As of December 31, 2024, the Company had federal net operating loss carryforwards of $480.1 million and various state net operating loss carryforwards of $375.1 million. Net operating loss carryforwards for the United States federal income tax purposes that were generated prior to January 1, 2018 have a twenty-year carryforward life and will expire in 2037. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of the current year’s taxable income. The United States state net operating loss carryforwards will start to expire in 2029 for the earliest net operating loss layers to the extent there is not sufficient state taxable income to utilize those net operating loss carryforwards.
At December 31, 2025, the Company had $7.0 million and $5.8 million of federal and state income tax credits, respectively, to reduce future tax liabilities. At December 31, 2024, the Company had $6.1 million and $5.5 million of federal and state income tax credits, respectively, to reduce future tax liabilities. The federal income tax credits consist primarily of orphan drug credits and research and development credits. The United States state income tax credits consist primarily of California and Illinois research and development credits, as well as Illinois Economic Development for a Growing Economy Tax Credit. Both the United States federal orphan drug credits and research and development credits have a twenty-year carryforward life. The United States federal orphan drug credits and research and development credits will both begin to expire in 2038.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amounts of valuation allowances for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Valuation allowance at December 31, 2023	$(173,262)
Increase for 2024 activity	(25,903)
Valuation allowance at December 31, 2024	(199,165)
Decrease for 2025 activity	14,320
Valuation allowance at December 31, 2025	$(184,845)
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken, or are expected to be taken, on an income tax return. The changes in the Company's uncertain income tax positions for the years ended December 31, 2025, 2024 and 2023, excluding interest and penalties, consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance - uncertain tax positions	$712	$694	$722
Increases related to tax positions taken during the current year	123	61	—
Increases/(decreases) related to tax positions taken during the prior year	(1)	(43)	(28)
Ending balance - uncertain tax positions	$834	$712	$694
For the years ended December 31, 2025 and 2024, the increase in current year uncertain tax positions was attributable primarily to the United States federal orphan drug credits and research and development and orphan drug credits and the decrease related to tax positions taken during December 31, 2023, was a result of return to provision adjustments. In the Company’s balance sheet, uncertain tax positions of $0.8 million were offset against deferred tax assets. Tax years prior to 2021 generally are not subject to examination by the Internal Revenue Service or state or local taxing authorities.
The Company policy is to include interest and penalties related to uncertain tax penalties, if any, within the provision for taxes in the statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company incurred no interest and penalties related to income taxes.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 16. Net Income (Loss) Per Common Share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Numerator (basic and diluted):
Net income (loss)	$554	$(54,836)	$(62,255)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	160,425,198	146,772,758	137,674,857
Effect of dilutive securities:
Stock options	1,759,487	—	—
RSUs	8,392,992	—	—
Warrants	2,165,043	—	—
Weighted-average shares outstanding for diluted net income (loss) per share	172,742,720	146,772,758	137,674,857

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Years Ended December 31,
	2025	2024	2023
Shares to be issued upon conversion of 2028 and 2025 Convertible Notes	12,441,368	15,939,216	15,939,216
Stock Options	—	8,832,170	9,199,744
Restricted stock units (RSUs)	—	16,420,640	11,579,548
Warrants	—	8,053,148	8,362,270
Total anti-dilutive securities excluded from EPS computation	12,441,368	49,245,174	45,080,778

Note 17. Segment Reporting
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
The consolidated financial statements provide a comprehensive view of the Company’s overall financial condition, including information on segment assets and liabilities reported in the consolidated balance sheets. The significant expense categories are consistent with those presented on the face of the consolidated statements of operations and comprehensive income (loss), and the CODM does not receive or use any other disaggregated or significant expense information for decision making purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On November 26, 2025, James Brady, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 21,667 shares of the Company's common stock. Mr. Brady’s Rule 10b5-1 trading arrangement was adopted in order to sell-to-cover a number of shares of the Company’s common stock to satisfy tax withholding obligations in connection with the vesting of Mr. Brady's restricted stock units. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until April 2, 2027, subject to the earlier termination as provided in the plan.
During the three months ended December 31, 2025, no other directors or officers of the Company adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our registered independent public accounting firm is Ernst & Young LLP, Grand Rapids, Michigan, PCAOB Auditor ID: 42.
The information required by this item will be contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.

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

4.5	Form of 8.00% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on September 29, 2023)

4.6
Form of Warrant to Purchase Common Stock by and between the Registrant and Hayfin Services LLP (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 11, 2022)

4.7^
Form of Lender Warrant issued December 28, 2016 in connection with the Horizon and Oxford Loan Agreement (incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K (File 001-40880) filed on March 8, 2023)

10.1#
Xeris Pharmaceuticals, Inc. 2011 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.2#
Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.3#
Xeris Pharmaceuticals, Inc. 2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40880) filed on March 6, 2025)

10.4#
Xeris Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed on June 11, 2018)

10.5#
First Amendment to Xeris Pharmaceuticals, Inc. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on June 5, 2024

10.6#
Strongbridge Biopharma plc 2017 Inducement Plan (incorporated herein by reference to Exhibit 10.15 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.7#
Amendment to Strongbridge Biopharma plc 2017 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on May 9, 2024)

10.8#
Xeris Pharmaceuticals, Inc. Inducement Equity Plan (incorporated herein by reference to Exhibit 99.1 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-8 (File No. 333-229587) filed on February 8, 2019)

10.9#
Amendment to Xeris Pharmaceuticals, Inc. Inducement Equity Plan (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-277701) filed on March 6, 2024)

10.10#
Xeris Pharmaceuticals, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-38536) filed April 10, 2020)

10.11#
Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Strongbridge Biopharma plc’s Annual Report on Form 10-K (File No. 001-37569) filed on February 27, 2019)

10.12*#	Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy

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

10.16#
Transition Agreement, dated July 7, 2024, by and between the Registrant and Paul Edick, (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on July 8, 2024)

10.17#
Second Amended and Restated Employment Agreement, dated July 7, 2024, by and between the Registrant, Xeris Pharmaceuticals, Inc. and John Shannon (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on July 8, 2024)

10.18#
Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Steven Pieper (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-40880) filed on October 5, 2021)

10.19#
Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Beth Hecht (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 11, 2022)

10.20#
Second Amended and Restated Employment Agreement, dated August 1, 2024, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Kevin McCulloch (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40880) filed on August 2, 2024)

10.21#
Amended and Restated Employment Agreement, effective as of October 5, 2021, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Ken Johnson (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-40880) filed on March 6, 2025)

10.22#
Consulting Agreement, dated April 1, 2025, by and between Xeris Pharmaceuticals, Inc. and Ken Johnson (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on May 8, 2025)

10.23#*	Amendment No. 1 to Consulting Agreement, dated December 5, 2025, by and between Xeris Pharmaceuticals, Inc. and Ken Johnson

10.24#*	Employment Agreement, effective as of February 20, 2025, by and between the Registrant, Xeris Pharmaceuticals, Inc. and Anh Nguyen

10.25†
API Supply Agreement, dated January 1, 2018, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.12 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (File No. 333-225191) filed on May 24, 2018)

10.26†
First Amendment to API Supply Agreement, dated February 26, 2021, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.1 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on May 13, 2021)

10.27†
Second Amendment to API Supply Agreement, dated May 2, 2022, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on August 10, 2022)

10.28†
Third Amendment to API Supply Agreement, dated October 15, 2024, by and between Xeris Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.29†
Commercial Supply Agreement, dated May 14, 2018, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.14 to Xeris Pharmaceuticals, Inc.’s Registration Statement on Form S-1/A (File No. 333-225191) filed on June 14, 2018)

10.30†
Amendment No. 2 to the Commercial Supply Agreement, dated May 13, 2021, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to Xeris Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-38536) filed on August 5, 2021)

10.31†
Amendment No. 3 to Commercial Supply Agreement, dated August 31, 2022, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on November 9, 2022)

10.32†
Amendment No. 4 to Commercial Supply Agreement, dated January 26, 2023, by and between Pyramid Laboratories Inc. and Xeris Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.33†
Amended and Restated Product Supply Agreement, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.34†
First Amendment to Amended and Restated Product Supply Agreement, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.35†
Statement of Work #1 – Device, effective as of January 30, 2023, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma, LLC (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.36†
First Amendment to Statement of Work No. 1 - Device, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.37†
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

10.39†
Second Amendment to Statement of Work No. 2 - Product, dated September 20, 2024, by and between Xeris Pharmaceuticals, Inc. and SHL Pharma LLC (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on November 8, 2024)

10.40†
Manufacturing and Supply Agreement, dated January 14, 2022, by and between Strongbridge Dublin Limited and Regis Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.41†
Commercial Manufacturing Services and Supply Agreement, dated May 4, 2021, by and between Strongbridge Dublin Limited and Xcelience, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.42†
Amendment No 1 to Commercial Manufacturing Services and Supply Agreement, dated May 23, 2024, by and between Lonza Tampa, LLC (f/k/a Xcelience, LLC) and Strongbridge Dublin Limited (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40880) filed on August 8, 2024)

10.43
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

10.44
Omnibus Amendment No. 2 to Asset Purchase Agreement and Supply Agreement, effective as of March 13, 2023, by and between Xeris Pharmaceuticals, Inc. and Taro Pharmaceuticals North America, Inc (incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on May 9, 2023)

10.45†
Asset Purchase Agreement, dated December 12, 2016, by and between Taro Pharmaceutical North America, Inc. and Strongbridge Biopharma plc (incorporated herein by reference to Exhibit 10.3 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed on January 12, 2017)

10.46†
Supply Agreement, dated December 12, 2016, by and between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated herein by reference to Exhibit 10.4 to Strongbridge Biopharma plc’s Form F-3 (File No. 333-215531) filed on January 12, 2017)

10.47
Amended and Restated Lease, dated September 29, 2022, by and between Xeris Pharmaceuticals, Inc. and Fulton Ogden Venture, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File 001-40880) filed on November 9, 2022)

10.48
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

19.1
Xeris Biopharma Holdings, Inc. Statement of Company Policy on Insider Trading and Disclosure and Rule 10b5-1 Trading Plan Policy (incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40880) filed on March 6, 2025)

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

97.1#
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

Xeris Biopharma Holdings, Inc.
By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
Date	March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 2, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ John Shannon	Chief Executive Officer and Director (Principal Executive Officer)
John Shannon

/s/ Steven M. Pieper	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)
Steven M. Pieper

/s/ Marla Persky	Chairperson of the Board of Directors
Marla Persky

/s/ B.J. Bormann	Director
B.J. Bormann

/s/ James Brady	Director
James Brady

/s/ Dawn Halkuff	Director
Dawn Halkuff

/s/ John H. Johnson	Director
John H. Johnson

/s/ Garheng Kong	Director
Garheng Kong

/s/ Jeffrey Sherman	Director
Jeffrey Sherman