Form 10-Q
period 2026-03-31
Xeris Biopharma Holdings, Inc.
filed 2026-05-07
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of April 30, 2026, 172,642,055 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$111,750	$111,042
Trade accounts receivable, net	56,295	51,050
Inventory, net	74,234	68,673
Prepaid expenses and other current assets	9,403	9,548
Total current assets	251,682	240,313
Property and equipment, net	5,033	4,945
Operating lease right-of-use assets	21,949	22,112
Goodwill	22,859	22,859
Intangible assets, net	85,368	88,078
Other assets	5,122	5,220
Total assets	$392,013	$383,527
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,467	$3,076
Current operating lease liabilities	6,271	6,232
Other accrued liabilities	32,287	33,155
Accrued trade discounts and rebates	45,492	43,253
Accrued returns reserve	18,723	18,969
Other current liabilities	4,353	4,889
Total current liabilities	118,593	109,574
Long-term debt, net of unamortized debt issuance costs	221,224	220,335
Non-current operating lease liabilities	31,058	31,531
Other liabilities	8,127	8,398
Total liabilities	379,002	369,838
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock—par value $0.0001, 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock—par value $0.0001, 350,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 172,558,783 and 166,215,410 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	18	17
Additional paid in capital	682,090	685,004
Accumulated deficit	(669,073)	(671,307)
Accumulated other comprehensive loss	(24)	(25)
Total stockholders' equity	13,011	13,689
Total liabilities and stockholders' equity	$392,013	$383,527
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$82,454	$57,802
Royalty, contract and other revenue	673	2,317
Total revenue	83,127	60,119
Costs and expenses:
Cost of goods sold	10,574	8,728
Research and development	8,783	7,753
Selling, general and administrative	53,144	44,018
Amortization of intangible assets	2,710	2,710
Total costs and expenses	75,211	63,209
Income (loss) from operations	7,916	(3,090)
Other income (expense):
Interest and other income	1,202	1,175
Interest expense	(6,884)	(7,305)
Total other expense	(5,682)	(6,130)
Net income (loss) before income taxes	2,234	(9,220)
Income tax benefit	—	—
Net income (loss)	$2,234	$(9,220)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	—
Comprehensive income (loss)	$2,235	$(9,220)

Net income (loss) per common share - basic	$0.01	$(0.06)
Net income (loss) per common share - diluted	$0.01	$(0.06)

Weighted average common shares outstanding:
Basic	170,523,208	152,445,935
Diluted	177,631,154	152,445,935
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)		—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares in settlement of warrants	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2025	166,215,410	$17	$685,004	$(25)	$(671,307)	$13,689
Net income	—	—	—	—	2,234	2,234
Exercise of stock options	259,935	—	847	—	—	847
Vesting of restricted stock units (net of 2,314,943 shares withheld for tax)	3,808,125	1	(17,018)	—	—	(17,017)
Issuance of common shares in settlement of warrants	2,275,313	—	7,333	—	—	7,333
Stock-based compensation	—	—	5,924	—	—	5,924
Other comprehensive income	—	—	—	1	—	1
Balance, March 31, 2026	172,558,783	$18	$682,090	$(24)	$(669,073)	$13,011

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,234	$(9,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	337	315
Amortization of intangible assets	2,710	2,710
Amortization of debt discount and debt issuance costs	889	844
Amortization of operating right-of-use assets	163	118
Stock-based compensation	4,140	4,443
Changes in operating assets and liabilities:
Trade accounts receivable	(5,245)	(5,915)
Prepaid expenses and other current assets	145	1,533
Inventory	851	(3,617)
Accounts payable	4,250	4,062
Other accrued liabilities	(1,497)	(8,581)
Accrued trade discounts and rebates	6,256	1,650
Accrued returns reserve	(246)	622
Operating lease liabilities	(434)	(352)
Other	(4,683)	1,357
Net cash provided by (used in) operating activities	9,870	(10,031)
Cash flows from investing activities:
Capital expenditures	(325)	(13)
Net cash used in investing activities	(325)	(13)
Cash flows from financing activities:
Proceeds from exercise of stock options	847	4,861
Proceeds from issuance of common shares in settlement of warrants	7,333	—
Repurchase of common stock withheld for taxes	(17,017)	(7,998)
Net cash used in financing activities	(8,837)	(3,137)
Net increase (decrease) in cash, cash equivalents, and restricted cash	708	(13,181)
Cash, cash equivalents and restricted cash, beginning of year	115,063	75,744
Cash, cash equivalents and restricted cash, end of quarter	$115,771	$62,563

	2026	2025
Supplemental schedule of cash flow information(1):
Cash paid for interest	$5,345	$—
Supplemental schedule of non-cash activities:
Issuance of common shares in partial settlement of 2025 Convertible Debt	$—	$3,188
Exercise of stock options	$—	$99
(1) There were no income taxes paid or refunds for the three months ended March 31, 2026 and 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows:

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Cash and cash equivalents	$111,750	$58,440
Restricted cash included in Other assets (1)	4,021	4,123
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$115,771	$62,563
(1) These restricted cash items are primarily security deposits in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Business
Nature of Business
Xeris Biopharma Holdings, Inc. ("Xeris," "Xeris Biopharma" or the "Company") is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases in the United States. The Company offers Recorlev for the treatment of Cushing’s syndrome, Gvoke for the treatment of severe hypoglycemia, and Keveyis for the treatment of Primary Periodic Paralysis ("PPP"). The Company leverages its proprietary formulation technologies (XeriSol and XeriJect) in the creation of new products such as its own XP-8121 (once-weekly subcutaneous (SC) levothyroxine) as well as through the formation of development partnerships with other biopharmaceutical companies.
Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit (glucagon).
The Company is subject to a number of risks similar to other specialty pharmaceutical companies, including, but not limited to, successful commercialization and market acceptance of available products and any future products, if and when approved, successful development of product candidates, the development of new technological innovations by competitors, the ability to acquire additional capital when needed and on acceptable terms, and the ability to successfully protect intellectual property. The Company relies on a number of single source suppliers and manufacturers for the supply of its products and product candidates. Disruptions from these suppliers or manufacturers, which has occurred in the past and could occur in the future, could have a negative impact on the Company's business, financial position and results of operations. In addition, the Company is subject to risks and uncertainties as a result of geopolitical and macroeconomic events and conditions.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2026.
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
Basis of consolidation
These condensed consolidated financial statements include the financial statements of Xeris and its subsidiaries. All intercompany transactions have been eliminated.
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
The Company sells product primarily to wholesalers or a specialty pharmacy that subsequently resell to retail pharmacies or patients. The Company enters into arrangements with payors, group purchasing organizations, and healthcare providers that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts related to the Company's products. The Company currently sells Recorlev, Gvoke, and Keveyis in the United States only.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Additionally, the Company earns revenue from research collaborations for the use of Xeris' proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the condensed consolidated statements of operations and comprehensive loss. The aggregate amount of the transaction price allocated to research collaboration performance obligations that are unsatisfied as of the end of the reporting period is $4.3 million.
Concentration of credit risk
For the three months ended March 31, 2026, four customers accounted for 98% of the Company's gross product revenue. For the three months ended March 31, 2025, four customers accounted for 97% of the Company's gross product revenue. At March 31, 2026 and December 31, 2025, the same four customers accounted for 99% and 92% of the trade accounts receivable, net, respectively.
New accounting pronouncements
Adopted accounting standards
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments. The FASB issued final guidance to clarify the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions. The guidance, which is based on a consensus-for-exposure of the Emerging Issues Task Force (EITF), is intended to address issues that stakeholders encountered when applying the guidance on induced conversions in Accounting Standards Codification (ASC or Codification) 470-20, Debt — Debt with Conversion and Other Options, to certain settlements of cash convertible debt instruments. For all entities, the guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted for all entities that have adopted ASU 2020-06, which simplified an issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. The Company adopted this standard in the first quarter of 2026 and it did not have an immediate impact on the Company's Financial Statements and related disclosures.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue:
Recorlev	$49,768	$25,530
Gvoke	20,800	20,845
Keveyis	11,886	11,427
Product revenue, net	82,454	57,802
Royalty, contract and other revenue	673	2,317
Total revenue	$83,127	$60,119
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$43,401	$38,010
Work in process	14,209	11,295
Finished goods	16,624	19,368
Inventory, net	$74,234	$68,673
Inventory reserves were $9.1 million and $7.6 million at March 31, 2026 and December 31, 2025, respectively.
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Lab equipment	$5,432	$5,325
Furniture and fixtures	545	545
Computer equipment	1,102	946
Office equipment	97	97
Software	676	514
Leasehold improvements	5,695	5,695
Total property and equipment	13,547	13,122
Less: accumulated depreciation and amortization	(8,514)	(8,177)
Property and equipment, net	$5,033	$4,945
Depreciation and amortization expense relating to property and equipment was $0.3 million for the three months ended March 31, 2026 and 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		March 31, 2026			December 31, 2025
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(9,900)	$1,100	$11,000	$(9,350)	$1,650
Definite-lived intangible asset - Recorlev	14	121,000	(36,732)	84,268	121,000	(34,572)	86,428
Total intangible assets		$132,000	$(46,632)	$85,368	$132,000	$(43,922)	$88,078
As of March 31, 2026, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2026	$7,583
2027	8,643
2028	8,643
2029	8,643
2030	8,643
Thereafter	43,213
Total	$85,368
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued employee costs	$18,726	$24,061
Accrued interest expense	1,051	505
Accrued supply chain costs	1,091	370
Accrued marketing costs	1,527	1,402
Accrued research and development costs	4,139	3,467
Accrued other costs	5,753	3,350
Other accrued liabilities	$32,287	$33,155
Note 8. Debt
The components of debt are as follows (in thousands):

	March 31, 2026	December 31, 2025

Convertible senior notes	$33,864	$33,894
Less: unamortized debt issuance costs	(566)	(628)
Loan agreement	189,512	188,768
Less: unamortized debt issuance costs	(1,586)	(1,699)
Debt, net of unamortized debt issuance costs	$221,224	$220,335

Convertible Senior Notes
In September 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of its then outstanding Convertible Notes due 2025 ("2025 Convertible Notes") or $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes").

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In March and April of 2025, holders of all outstanding 2025 Convertible Notes, totaling $15.2 million in aggregate principal amount, were converted by the noteholders into 4,978,151 shares of the Company's common stock. As of March 31, 2026, the outstanding balance of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2028 Convertible Notes, including the amortization of debt issuance costs was 8.9%.
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
The fair value of the 2028 Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of March 31, 2026, the fair value of the 2028 Convertible Notes was approximately $69.0 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 10 - Fair value measurement."
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
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of March 31, 2026, the fair value of the loan approximates its book value.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
$233,574
For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $6.9 million and $7.3 million, respectively, of which $0.9 million and $0.8 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
Note 9. Warrants
As of March 31, 2026, the following equity classified warrants were outstanding:

Warrants classified as equities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
Warrants in connection with Hayfin Amended and Restated Credit Agreement	263,158	$2.280	March 2029
	389,157
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

	Total as of March 31, 2026	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$111,750	$111,750	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—

	Total as of December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$111,042	$111,042	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—
Note 11. Stock Compensation Plans
The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Stock Option Issuance Plan (the "2011 Plan"). Under the 2018 Plan, equity awards may be granted to the Company's officers, employees, directors, consultants and advisors. As of March 31, 2026, there were 10.9 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (as amended, the "ESPP") was adopted by the Board of Directors in April 2018, approved by the Company's stockholders in June 2018, and subsequently amended by the Company's stockholders in June 2024. The ESPP permits eligible employees to authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of March 31, 2026, there were 5.9 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. Under the Inducement Plan, the Company may grant share-based awards to individuals who were not previously employees, or following a bona fide period of nonemployment, as an inducement to such individuals entering into employment with the Company. As of March 31, 2026, there were 0.6 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
As of March 31, 2026, there were no shares reserved for future grants under the legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans").

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over three years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2025	5,309,859	$5.54	2.78	$16.3
Granted	2,286,480	$7.36
Exercised	(259,935)	$3.26
Expired	(68,740)	$8.60
Outstanding - March 31, 2026	7,267,664	$6.17	4.90	$7.2
Exercisable - March 31, 2026	4,981,184	$5.62	2.63	$0.0
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price.
Stock options value assumptions:

Three Months Ended
March 31, 2026
Expected term (in years)	6.5
Risk-free interest rate	4.0%
Expected stock price volatility	81.9%
Expected dividend yield	—%
No stock options were granted during the three months ended March 31, 2025.
As of March 31, 2026, there was $11.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.
Restricted Stock Units
Restricted Stock Units ("RSUs") generally vest over three years in equal annual installments beginning on the one-year anniversary of the date of grant, subject to continued service through the vesting date. The Company withholds upon settlement as RSUs vest, or as stock options are exercised, the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock. Stock-based compensation expense related to RSUs is recognized on a straight-line basis over the grantee's requisite service period.
A summary of outstanding RSU awards and the activity for the three months ended March 31, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2025	13,511,338	$2.93
Granted	2,898,048	$7.36
Vested	(6,123,068)	$2.37
Forfeited	(609,642)	$2.70
Unvested balance - March 31, 2026	9,676,676	$4.63
The total fair value of RSUs vested for the three months ended March 31, 2026 was $48.3 million. Of the vested RSUs, 2.3 million shares were surrendered to fulfill tax withholding obligations.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2026, there was $39.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.9 years. For the three months ended March 31, 2026 and March 31, 2025, the weighted-average grant date fair value per share of RSUs granted was $7.36 and $3.61, respectively.
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

SARs activity under the 2018 Plan for the three months ended March 31, 2026 was as follows:

	Number of SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2025	2,650,000	$3.36	0.98	$11.8
Granted	—	$—
Outstanding - March 31, 2026	2,650,000	$3.34	0.73	$6.3
Vested and exercisable at March 31, 2026	—	$—
SARs fair value for the three months ended March 31, 2026 (in millions).

Fair Value
Balance at December 31, 2025	$6.3
Change in fair value of SARs	$(1.8)
Balance at March 31, 2026	$4.5
SARs value assumptions:

Three Months Ended
March 31, 2026
Expected term (in years)	2.0
Risk-free interest rate	3.7%
Expected stock price volatility	57.3%
Expected dividend yield	—%
The risk-free interest rate for SARs is based on the United States Treasury yield curve in effect at the time of remeasurement. Expected stock price volatility is based on the historical volatility of the Company's stock. As of March 31, 2026, there was $2.6 million of unrecognized stock-based compensation expense related to SARs.
Stock-based Compensation Expense
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$639	$324
Selling, general and administrative	$3,501	$4,119
Total stock-based compensation expense	$4,140	$4,443

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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of March 31, 2026, the Company's operating leases had a weighted-average remaining lease term of 9.5 years and a weighted-average discount rate of 11.9%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,531	$1,494
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
Lease expense	2026	2025
Operating lease expense	$1,371	$1,295
Variable lease expense	912	975
Sublease income	(266)	(293)
Total lease expense	$2,017	$1,977
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2026, maturities of lease liabilities are summarized as follows (in thousands):

2026	$4,701
2027	6,389
2028	6,549
2029	6,714
2030	6,883
Thereafter	31,844
Total lease payments	63,080
Less: Effect of discounting to net present value	(25,751)
Present value of lease liabilities	$37,329

Operating lease liabilities, current	6,271
Operating lease liabilities, non-current	31,058
Total operating lease liabilities	$37,329
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
Leases
As of March 31, 2026, the Company had unused letters of credit of $4.0 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.0 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingencies
Legal Matters
On February 26, 2026 and March 20, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, "Torrent") and Somerset Therapeutics, LLC (along with its affiliates, "Somerset"), and (ii) Sandoz Inc. (along with its affiliates, "Sandoz") and Zydus Lifesciences Global FZZE (along with its affiliates, "Zydus"), respectively (each, an "ANDA Filer"). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a "Notice Letter") from each Torrent, Somerset, Sandoz, and Zydus regarding their respective filing of an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture, use, or sell a generic version of Recorlev®. The ANDAs each contained Paragraph IV certifications alleging that four of the Company's Orange Book-listed patents covering Recorlev®, which are scheduled to expire in March 2040 (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096), are invalid, unenforceable and/or will not be infringed by each ANDA Filer's manufacture, use, or sale of the generic product described in its respective ANDA submission.

Collectively, the complaints allege that, by filing the ANDAs, each of Torrent, Somerset, Sandoz, and Zydus has infringed the Orange Book patents for Recorlev® that each defendant included in its respective Paragraph IV certification. The complaints further seek: (a) an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents; and (b) a permanent injunction to prevent each of the defendants from commercializing a generic version of Recorlev, until the expiration of the asserted patents, including any applicable extensions and additional periods of exclusivity. No trial date has been set. The filing of each lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act.

The Company may receive additional Notice Letters in the future from ANDA filers seeking approval of a generic version of Recorlev® and may file additional ANDA lawsuits in the future.

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2026, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator (basic and diluted):
Net income (loss)	$2,234	$(9,220)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	170,523,208	152,445,935
Effect of dilutive securities:
Stock options	1,573,642	—
RSUs	5,035,270	—
Warrants	499,034	—
Weighted-average shares outstanding for diluted net income (loss) per share	177,631,154	152,445,935

The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Shares to be issued upon conversion of Convertible Notes	10,971,895	14,893,464
Stock Options	—	7,439,735
Restricted stock units (RSUs)	—	15,128,261
Warrants	—	5,758,536
Total anti-dilutive securities excluded from EPS computation	10,971,895	43,219,996

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 2, 2026 with the U.S. Securities and Exchange Commission ("SEC"). In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, including potential impacts of changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown, reduced resources or shifting policies priorities and the resulting impact on regulatory feedback and timing thereof, new laws and regulations or amendment to existing laws and regulations in the U.S and foreign counties, changes in the macroeconomic conditions, such as possibility of an economic downturn, concerns regarding a potential global recession or general economic uncertainty, inflationary pressures and capital market disruptions, interest rate fluctuations, our ability to market and sell our products and product candidates if approved, increasing geopolitical tensions and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, and market volatility, including announced or implemented tariffs, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other subsequent filings with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Xeris Biopharma Holdings, Inc. along with its subsidiaries, is referenced herein as the "Company," "Xeris," "Xeris Biopharma," "we" or "our." Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit.
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

•XP-8121: We are in the process of developing the first and only, once-weekly, subcutaneous injection of levothyroxine for the treatment of hypothyroidism. We are working with the United States Food and Drug Administration ("FDA") and plan to initiate a Phase 3 clinical trial of our XP-8121 product candidate.

•Partnerships: We are pursuing formulation and development partnerships to apply our XeriSol and XeriJect formulation technologies to enhance the drug delivery and clinical profile of other companies’ proprietary drugs and biologics. We are currently collaborating with several major pharmaceutical companies on the development of formulations of their proprietary therapeutics.

Our Strategy

Our strategy is to continue to build a profitable biopharmaceutical company focused on developing and commercializing therapies for people with chronic endocrine and neurological diseases. Xeris is uniquely positioned to execute on this strategy through the continued growth of our three commercial products, which enables us to invest in and develop therapies for unmet medical needs. We believe this will generate value to all of our stakeholders.
Patent Rights
As of April 30, 2026, we owned 181 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 70 granted patents globally related to our platform technologies and nine patents granted in the United States and listed in the FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,903,940, and 12,377,096, which were granted on June 1, 2021, March 22, 2022, February 20, 2024, and August 5, 2025, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.

Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the three months ended March 31, 2026 and March 31, 2025, we reported net income of $2.2 million and a net loss of $9.2 million, respectively. Our accumulated deficit was $669.1 million. In the near term, we may incur net losses as we, among other things:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three months ended March 31, 2026 and 2025 as well as factors that impact those items.
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
Other income (expense)
Other income (expense) consists primarily of interest expense related to our loan and convertible debt, interest income earned on deposits and investments.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Product revenue, net:
Recorlev	49,768	$25,530	24,238	94.9
Gvoke	20,800	20,845	(45)	(0.2)
Keveyis	11,886	11,427	459	4.0
Product revenue, net	82,454	57,802	24,652	42.6
Royalty, contract and other revenue	673	2,317	(1,644)	(71.0)
Total revenue	83,127	60,119	23,008	38.3

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	10,574	8,728	1,846	21.2
Research and development	8,783	7,753	1,030	13.3
Selling, general and administrative	53,144	44,018	9,126	20.7
Amortization of intangible assets	2,710	2,710	—	—
Total cost and expenses	75,211	63,209	12,002	19.0
Income (loss) from operations	7,916	(3,090)	11,006	356.2
Other income (expense):
Interest and other income	1,202	1,175	27	2.3
Interest expense	(6,884)	(7,305)	421	(5.8)
Total other expense	(5,682)	(6,130)	448	(7.3)
Net income (loss) before income taxes	2,234	(9,220)	11,454	124.2
Income tax benefit	—	—	—	—
Net income (loss)	$2,234	$(9,220)	$11,454	124.2
Product revenue, net
Recorlev
Net revenue increased by $24.2 million or 94.9% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to higher volume ($20.6 million or 80.8%), primarily driven by increased patient demand, and favorable net pricing ($3.6 million or 14.1%).
Gvoke
Net revenue was $20.8 million for the three months ended March 31, 2026 and March 31, 2025. Lower volume ($0.4 million or 1.9%) was offset by favorable net pricing ($0.4 million or 1.7%).
Keveyis
Net revenue increased by $0.5 million or 4.0% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to favorable net pricing ($0.6 million or 5.6%), offset by lower volume ($0.1 million or 1.6%).
Royalty, contract and other revenue
Royalty, contract and other revenue decreased $1.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease primarily reflects the recognition of a milestone from a partnership agreement in 2025.
Cost of goods sold
Cost of goods sold increased by $1.8 million or 21.2% for the three months ended March 31, 2026 compared to the same period ended March 31, 2025.
Cost of goods sold as a percent of total revenue improved by 2.3%, to 12.8% for the three months ended March 31, 2026 compared to 15.1% for the same period ended March 31, 2025, primarily due to favorable product mix dynamics ($2.1 million or 3.7%), offset by write-downs of expired and excess inventory ($1.4 million or 1.4%).

Research and development expenses
Research and development expenses increased by $1.0 million or 13.3% for the three months ended March 31, 2026 compared to the same period ended March 31, 2025.
The following table summarizes our research and development expenses by type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Project specific expenses:
Pipeline	$1,983	$2,585	$(602)	(23.3)
Technology development (1)	186	287	(101)	(35.2)
Personnel related expenses	5,792	4,227	1,565	37.0
Lab supplies and equipment depreciation	458	342	116	33.9
Other	364	312	52	16.7
Total	$8,783	$7,753	$1,030	13.3
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $9.1 million or 20.7% for the three months ended March 31, 2026 compared to the same period ended March 31, 2025. This increase was primarily due to higher personnel related expense ($7.9 million) to support the commercial enterprise, including the Recorlev expansion.
Amortization of intangible assets
For the three months ended March 31, 2026 and March 31, 2025, amortization of intangible assets were both $2.7 million, respectively.
Other income (expense)
For the three months ended March 31, 2026, interest expense decreased $0.4 million or 5.8% compared to the same period ended March 31, 2025. This decrease was primarily due to a reduction in the interest rate.
For the three months ended March 31, 2026 and March 31, 2025, interest and other income was $1.2 million.
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
Financing Transactions
In May 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, dated May 11, 2022 ("Sales Agreement") for the offering, issuance and sale of up to a maximum aggregate offering price of $75.0 million of our common stock. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Either party may each terminate the Sales Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares pursuant to the Sales Agreement.
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

In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,152 shares of the Company's common stock. As of March 31, 2026, the outstanding balance of the 2028 Convertible Notes was $33.6 million.
Capital Resources and Funding Requirements
We have an accumulated deficit of $669.1 million at March 31, 2026. Based on our current operating plans and existing working capital at March 31, 2026, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We may incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis as well as our ongoing research and development activities. We may incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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
As we continue the marketing and selling of Recorlev, Gvoke and Keveyis, we may not generate a sufficient amount of product revenue to fund our cash requirements. Accordingly, we may need to obtain additional financing in the future which may include public or private debt and/or equity financings. As detailed in the section titled "Financing" included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report, there can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to successfully market and sell Recorlev, Gvoke and Keveyis.

Cash Flows	Three Months Ended March 31,
(in thousands)	2026	2025

Net cash provided by (used in) operating activities	$9,870	$(10,031)
Net cash used in investing activities	$(325)	$(13)
Net cash used in financing activities	$(8,837)	$(3,137)
Operating Activities
Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2026, compared to $10.0 million used in operating activities for the three months ended March 31, 2025. The increase in net cash provided by operating activities was primarily driven by higher product sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $325 thousand for the three months ended March 31, 2026, compared to $13 thousand used in investing activities for the three months ended March 31, 2025. The increase in cash used by investing activities for the three months ended March 31, 2026 was due to was due to higher capital expenditures.
Financing Activities
Net cash used in financing activities was $8.8 million for the three months ended March 31, 2026, compared to $3.1 million used in financing activities for the three months ended March 31, 2025. The net cash used in financing activities for the three months ended March 31, 2026 was driven by repurchases of common stock withheld for taxes of $17.0 million, offset by proceeds from the exercise of stock awards and issuance of common shares in settlement of warrants of $8.2 million. The net cash used in financing activities for the three months ended March 31, 2025 was driven by repurchases of common stock withheld for taxes of $8.0 million, offset by proceeds from the exercise of stock awards of $4.9 million.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2025 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2025.
NEW ACCOUNTING STANDARDS
Refer to Note 2 — Basis of presentation and summary of significant accounting policies and estimates, for a description of recent accounting pronouncements applicable to our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at March 31, 2026 would increase or decrease interest income by approximately $1.2 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the three months ended March 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 26, 2026 and March 20, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, "Torrent") and Somerset Therapeutics, LLC (along with its affiliates, "Somerset"), and (ii) Sandoz Inc. (along with its affiliates, "Sandoz") and Zydus Lifesciences Global FZZE (along with its affiliates, "Zydus"), respectively (each, an "ANDA Filer"). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a "Notice Letter") from each Torrent, Somerset, Sandoz, and Zydus regarding their respective filing of an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture, use, or sell a generic version of Recorlev®. The ANDAs each contained Paragraph IV certifications alleging that four of the Company's Orange Book-listed patents covering Recorlev®, which are scheduled to expire in March 2040 (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096), are invalid, unenforceable and/or will not be infringed by each ANDA Filer's manufacture, use, or sale of the generic product described in its respective ANDA submission.

Collectively, the complaints allege that, by filing the ANDAs, each of Torrent, Somerset, Sandoz, and Zydus has infringed the Orange Book patents for Recorlev® that each defendant included in its respective Paragraph IV certification. The complaints further seek: (a) an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents; and (b) a permanent injunction to prevent each of the defendants from commercializing a generic version of Recorlev®, until the expiration of the asserted patents, including any applicable extensions and additional periods of exclusivity. No trial date has been set. The filing of each lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the quarter ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f)) adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certifications of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xeris Biopharma Holdings, Inc.
Date:	May 7, 2026	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2026	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)