Form 10-Q
period 2026-06-30
Xeris Biopharma Holdings, Inc.
filed 2026-08-06
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of July 31, 2026, 182,320,306 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$121,747	$111,042
Trade accounts receivable, net	58,105	51,050
Inventory, net	80,930	68,673
Prepaid expenses and other current assets	13,975	9,548
Total current assets	274,757	240,313
Property and equipment, net	4,834	4,945
Operating lease right-of-use assets	21,773	22,112
Goodwill	22,859	22,859
Intangible assets, net	82,657	88,078
Other assets	5,025	5,220
Total assets	$411,905	$383,527
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,337	$3,076
Current portion of long-term debt	63,783	—
Current operating lease liabilities	6,310	6,232
Other accrued liabilities	39,706	33,155
Accrued trade discounts and rebates	46,858	43,253
Accrued returns reserve	18,598	18,969
Other current liabilities	4,976	4,889
Total current liabilities	189,568	109,574
Long-term debt, net of unamortized debt issuance costs	188,807	220,335
Non-current operating lease liabilities	30,542	31,531
Other liabilities	12,722	8,398
Total liabilities	421,639	369,838
Commitments and contingencies (Note 13)
Stockholders' (deficit) equity:
Preferred stock—par value $0.0001, 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock—par value $0.0001, 350,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 173,591,637 and 166,215,410 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	18	17
Additional paid in capital	690,432	685,004
Accumulated deficit	(700,174)	(671,307)
Accumulated other comprehensive loss	(10)	(25)
Total stockholders' (deficit) equity	(9,734)	13,689
Total liabilities and stockholders' equity	$411,905	$383,527
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	$91,004	$67,708	$173,458	$125,510
Royalty, contract and other revenue	1,096	3,831	1,769	6,148
Total revenue	92,100	71,539	175,227	131,658
Costs and expenses:
Cost of goods sold	12,512	11,898	23,086	20,626
Research and development	10,669	8,055	19,452	15,808
Selling, general and administrative	61,035	44,393	114,179	88,411
Amortization of intangible assets	2,711	2,711	5,421	5,421
Total costs and expenses	86,927	67,057	162,138	130,266
Income from operations	5,173	4,482	13,089	1,392
Other income (expense):
Interest and other income	1,455	948	2,657	2,123
Loss on debt extinguishment, net	(30,782)	—	(30,782)	—
Interest expense	(6,947)	(7,358)	(13,831)	(14,663)
Total other expense	(36,274)	(6,410)	(41,956)	(12,540)
Net loss before income taxes	(31,101)	(1,928)	(28,867)	(11,148)
Income tax benefit	—	—	—	—
Net loss	$(31,101)	$(1,928)	$(28,867)	$(11,148)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14	1	15	1
Comprehensive loss	$(31,087)	$(1,927)	$(28,852)	$(11,147)

Net loss per common share - basic and diluted	$(0.18)	$(0.01)	$(0.17)	$(0.07)

Weighted average common shares outstanding - basic and diluted	172,823,455	159,459,413	171,679,686	155,972,048
See accompanying notes to consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)		—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares in settlement of warrants	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)
Net loss	—	—	—	—	(1,928)	(1,928)
Exercise of stock options	315,724	—	1,152	—	—	1,152
Vesting of restricted stock units (net of 170,442 shares withheld for tax)	680,154	—	(859)	—	—	(859)
Issuance of common shares in settlement of 2025 Convertible Debt	3,932,399	—	11,958	—	—	11,958
Issuance of common stock through employee stock purchase plan	282,435	—	830	—	—	830
Stock-based compensation	—	—	4,670	—	—	4,670
Other comprehensive income	—	—	—	1	—	1
Balance, June 30, 2025	161,224,762	$16	$663,713	$(24)	$(683,009)	$(19,304)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2025	166,215,410	$17	$685,004	$(25)	$(671,307)	$13,689
Net income	—	—	—	—	2,234	2,234
Exercise of stock options	259,935	—	847	—	—	847
Vesting of restricted stock units (net of 2,314,943 shares withheld for tax)	3,808,125	1	(17,018)	—	—	(17,017)
Issuance of common shares in settlement of warrants	2,275,313	—	7,333	—	—	7,333
Stock-based compensation	—	—	5,924	—	—	5,924
Other comprehensive income	—	—	—	1	—	1
Balance, March 31, 2026	172,558,783	$18	$682,090	$(24)	$(669,073)	$13,011
Net loss	—	—	—	—	(31,101)	(31,101)
Exercise of stock options	248,124	—	580	—	—	580
Vesting of restricted stock units (net of 31,690 shares withheld for tax)	363,980	—	(191)	—	—	(191)
Issuance of common stock through employee stock purchase plan	157,592	—	985	—	—	985
Issuance of common shares in settlement of warrants	263,158	—	600	—	—	600
Stock-based compensation	—	—	6,368	—	—	6,368
Other comprehensive income	—	—	—	14	—	14
Balance, June 30, 2026	173,591,637	$18	$690,432	$(10)	$(700,174)	$(9,734)
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,867)	$(11,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	660	640
Amortization of intangible assets	5,421	5,421
Amortization of debt discount and debt issuance costs	1,796	1,664
Amortization of operating right-of-use assets	339	246
Stock-based compensation	15,206	9,451
Loss on extinguishment of debt	30,782	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,055)	(12,633)
Prepaid expenses and other current assets	(4,344)	1,803
Inventory	(8,651)	(11,190)
Accounts payable	4,536	(367)
Other accrued liabilities	(3,009)	(3,230)
Accrued trade discounts and rebates	12,305	8,445
Accrued returns reserve	(371)	700
Operating lease liabilities	(911)	(742)
Other	296	1,091
Net cash provided by (used in) operating activities	18,133	(9,849)
Cash flows from investing activities:
Capital expenditures	(534)	(292)
Net cash used in investing activities	(534)	(292)
Cash flows from financing activities:
Proceeds from issuance of employee stock purchase plan shares	985	830
Proceeds from exercise of stock options	1,396	5,833
Proceeds from issuance of common shares in settlement of warrants	7,933	—
Repurchase of common stock withheld for taxes	(17,208)	(8,858)
Net cash used in financing activities	(6,894)	(2,195)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,705	(12,336)
Cash, cash equivalents and restricted cash, beginning of year	115,063	75,744
Cash, cash equivalents and restricted cash, end of quarter	$125,768	$63,408

	2026	2025
Supplemental schedule of cash flow information(1):
Cash paid for interest	$10,725	$13,090
Supplemental schedule of non-cash activities:
Issuance of common shares to settle of 2025 Convertible Debt	$—	$15,146
Exercise of stock options	$31	$279
(1) There were no income taxes paid or refunds for the six months ended June 30, 2026 and 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Cash and cash equivalents	$121,747	$59,285
Restricted cash included in Other assets (1)	4,021	4,123
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$125,768	$63,408
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results that may be expected for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2026.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
these allowances. If actual results differ from its estimates, adjustments are made to these allowances in the period in which the actual results or updates to estimates become known.
Such revenue is reported as product revenue, net in the condensed consolidated statements of operations and comprehensive loss.
Additionally, the Company earns revenue from research collaborations for the use of Xeris' proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the condensed consolidated statements of operations and comprehensive loss. The aggregate amount of the transaction price allocated to research collaboration performance obligations that are unsatisfied as of the end of the reporting period is $5.0 million.
Concentration of credit risk
For the three and six months ended June 30, 2026, four customers accounted for 99% and 98% of the Company's gross product revenue, respectively. For the three and six months ended June 30, 2025, four customers accounted for 96% of the Company's gross product revenue. At June 30, 2026 and December 31, 2025, the same four customers accounted for 97% and 92% of the trade accounts receivable, net, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue:
Recorlev	$56,780	$31,444	$106,548	$56,974
Gvoke	22,549	23,467	43,349	44,312
Keveyis	11,675	11,485	23,561	22,912
Other product revenue	—	1,312	—	1,312
Product revenue, net	91,004	67,708	173,458	125,510
Royalty, contract and other revenue	1,096	3,831	1,769	6,148
Total revenue	$92,100	$71,539	$175,227	$131,658
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$42,053	$38,010
Work in process	11,021	11,295
Finished goods	27,856	19,368
Inventory, net	$80,930	$68,673
Inventory reserves were $13.7 million and $7.6 million at June 30, 2026 and December 31, 2025, respectively.
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Lab equipment	$5,432	$5,325
Furniture and fixtures	545	545
Computer equipment	1,102	946
Office equipment	97	97
Software	800	514
Leasehold improvements	5,695	5,695
Total property and equipment	13,671	13,122
Less: accumulated depreciation and amortization	(8,837)	(8,177)
Property and equipment, net	$4,834	$4,945
For the three months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense relating to property and equipment of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized depreciation and amortization expense relating to property and equipment of $0.7 million and $0.6 million.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		June 30, 2026			December 31, 2025
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(10,450)	$550	$11,000	$(9,350)	$1,650
Definite-lived intangible asset - Recorlev	14	121,000	(38,893)	82,107	121,000	(34,572)	86,428
Total intangible assets		$132,000	$(49,343)	$82,657	$132,000	$(43,922)	$88,078
As of June 30, 2026, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2026	$4,872
2027	8,643
2028	8,643
2029	8,643
2030	8,643
Thereafter	43,213
Total	$82,657
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued employee costs	$27,333	$24,061
Accrued interest expense	472	505
Accrued supply chain costs	672	370
Accrued marketing costs	1,167	1,402
Accrued research and development costs	4,117	3,467
Accrued other costs	5,945	3,350
Other accrued liabilities	$39,706	$33,155
Note 8. Debt
The components of debt are as follows (in thousands):

	June 30, 2026	December 31, 2025

Convertible senior notes	$64,261	$33,894
Less: unamortized debt issuance costs	(478)	(628)
Loan agreement	190,277	188,768
Less: unamortized debt issuance costs	(1,470)	(1,699)
Debt, net of unamortized debt issuance costs	$252,590	$220,335

Debt, net of unamortized debt issuance costs, current portion	$63,783	$—
Debt, net of unamortized debt issuance costs, non-current portion	188,807	220,335
Total debt, net of unamortized debt issuance costs	$252,590	$220,335

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
The 2028 Convertible Notes were senior, unsecured obligations and are equal in right of payment with the issuer's existing and future senior, unsecured indebtedness, senior in right of payment to its future indebtedness, if any, that is expressly subordinated to the 2028 Convertible Notes, and effectively subordinated to its existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness. The 2028 Convertible Notes were structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company or Xeris Pharma is not a holder thereof) preferred equity, if any, of the Company's direct and indirect subsidiaries other than Xeris Pharma.
At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders of the then outstanding 2028 Convertible Notes had the option to convert their 2028 Convertible Notes into shares of the Company's common stock, together, if applicable, with cash in lieu of any fractional share, at a conversion rate of 326.7974 shares of the Company's common stock per $1,000 principal amount of 2028 Convertible Notes, subject to adjustment in certain circumstances.
In June 2026, the Company executed an exchange agreement to enable settlement in cash of $23.0 million in aggregate principal outstanding with certain holders of their 2028 Convertible Notes. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million, which represents the difference between the amortized cost of this component of the 2028 Convertible Notes immediately prior to the exchange and their fair value of $53.7 million. As of June 30, 2026, the outstanding aggregate principal amount of the 2028 Convertible Notes was $33.6 million, which includes the $10.5 million of the holders that did not participate in the exchange agreement. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2028 Convertible Notes, including the amortization of debt issuance costs was 8.9%.
In July 2026, the Company settled its obligations with the noteholders of the 2028 Convertible Notes, after which no notes remain outstanding. The settlement was completed by issuing 8.6 million shares of the Company's common stock and $23.0 million of cash.
The fair value of the 2028 Convertible Notes is determined using current interest rates based on credit ratings and the remaining term of maturity. As of June 30, 2026, the fair value of the 2028 Convertible Notes was approximately $92.2 million. The fair value of the convertible debt was estimated using inputs for volatility, the Company's stock price, time to maturity, the risk-free rate and the Company's credit spread, some of which are considered Level 3 inputs in the fair value hierarchy disclosed in "Note 10 - Fair value measurement."
Loan Agreement
On March 5, 2024, the Company and certain subsidiary guarantors of the Company entered into an Amended and Restated Credit Agreement and Guaranty (the "Amended and Restated Credit Agreement") with the lenders from time to time parties thereto (the "Lenders") and Hayfin Services LLP, as administrative agent for the Lenders, pursuant to which the Company and its subsidiaries party thereto granted a first priority security interest on substantially all of their assets, including intellectual property, subject to certain exceptions. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated March 8, 2022, between the Company, Xeris Pharma, and certain subsidiary guarantors of the Company and Hayfin Services, LLP, as administrative agent for the lenders ("Credit Agreement"). The Amended and Restated Credit Agreement provided for the Lenders to extend $200.0 million in term loans (the "Tranche 1 Loans") to Xeris Pharma on the closing date and $15.2 million in additional term loans (the "Tranche 2 Loans" and, together with the Tranche 1 Loans, the "2029 Loans") on any date after the closing date and through July 15, 2025. The Tranche 2 Loans were only to be used to redeem the then outstanding 2025 Convertible Notes. The Company did not borrow any funds under the Tranche 2 Loans, which expired on July 15, 2025. In conjunction with the execution of the Amended and Restated Credit Agreement, the aggregate principal balance of $150.0 million plus all accrued and unpaid interest outstanding under the Credit Agreement was continued under the Amended and Restated Credit Agreement as Tranche 1 Loans. In addition to utilizing the proceeds to repay the obligations under the Credit Agreement in full, the proceeds of the Tranche 1 Loans are being used for general corporate purposes. After repayment, the 2029 Loans may not be re-borrowed. The 2029 Loans will mature on March 5, 2029.
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of June 30, 2026, the fair value of the loan approximates its book value.
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
The following table sets forth the Company's future minimum principal payments on the 2028 Convertible Notes and the 2029 Loans (in thousands):

2026	$33,574
2027	—
2028	—
2029	200,000
2030	—
Thereafter	—
$233,574
For the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $6.9 million and $7.4 million, respectively, of which $0.9 million and $0.8 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $13.8 million and $14.7 million, respectively, of which $1.8 million and $1.7 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
Note 9. Warrants
As of June 30, 2026, the following equity classified warrants were outstanding:

Warrants classified as equities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
In January 2026, the Company issued an aggregate of 2,275,313 shares of its common stock pursuant to a notice of cash exercise of all warrants held by Armistice Capital for an aggregate purchase price of $7.3 million.
In June 2026, the Company issued an aggregate of 263,158 shares of its common stock pursuant to a notice of cash exercise of all warrants held by Hayfin for an aggregate purchase price of $0.6 million.
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
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

	Total as of June 30, 2026	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$121,747	$121,747	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—

	Total as of December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$111,042	$111,042	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—
Note 11. Stock Compensation Plans
The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Stock Option Issuance Plan (the "2011 Plan"). Under the 2018 Plan, equity awards may be granted to the Company's officers, employees, directors, consultants and advisors. As of June 30, 2026, there were 10.8 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (as amended, the "ESPP") was adopted by the Board of Directors in April 2018, approved by the Company's stockholders in June 2018, and subsequently amended by the Company's stockholders in June 2024. The ESPP permits eligible employees to authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of June 30, 2026, there were 5.7 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. Under the Inducement Plan, the Company may grant share-based awards to individuals who were not previously employees, or following a bona fide period of nonemployment, as an inducement to such individuals entering into employment with the Company. As of June 30, 2026, there were 0.5 million shares of common stock available for future issuance under the Inducement Plan.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assumed Plans
As of June 30, 2026, there were no shares reserved for future grants under the legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans").
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over three years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2025	5,309,859	$5.54	2.78	$16.3
Granted	2,484,456	$7.26
Exercised	(508,059)	$2.81
Forfeited	(24,324)	$7.36
Expired	(194,680)	$7.58
Outstanding - June 30, 2026	7,067,252	$6.28	5.00	$15.3
Exercisable - June 30, 2026	4,607,120	$5.76	2.53	$13.7
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price.
Stock options value assumptions:

Six Months Ended
June 30, 2026
Expected term (in years)	6.5
Risk-free interest rate	4.3%
Expected stock price volatility	81.1%
Expected dividend yield	—%
No stock options were granted during the six months ended June 30, 2025.
As of June 30, 2026, there was $11.5 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.

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
A summary of outstanding RSU awards and the activity for the six months ended June 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2025	13,511,338	$2.93
Granted	3,343,506	$7.19
Vested	(6,518,738)	$2.49
Forfeited	(930,997)	$3.82
Unvested balance - June 30, 2026	9,405,109	$4.67
The total fair value of RSUs vested for the six months ended June 30, 2026 was $47.4 million. Of the vested RSUs, 2.3 million shares were surrendered to fulfill tax withholding obligations.
As of June 30, 2026, there was $34.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.7 years. For the six months ended June 30, 2026 and June 30, 2025, the weighted-average grant date fair value per share of RSUs granted was $7.19 and $3.71, respectively.
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

SARs activity under the 2018 Plan for the six months ended June 30, 2026 was as follows:

	Number of SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding - December 31, 2025	2,650,000	$3.36	0.98	$11.8
Granted	—	$—
Outstanding - June 30, 2026	2,650,000	$3.36	0.48	$11.9
Vested and exercisable at June 30, 2026	—	$—

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
SARs fair value for the six months ended June 30, 2026 (in millions).

Fair Value
Balance at December 31, 2025	$6.3
Change in fair value of SARs	$2.9
Balance at June 30, 2026	$9.2
SARs value assumptions:

Six Months Ended
June 30, 2026
Expected term (in years)	2.0
Risk-free interest rate	3.9%
Expected stock price volatility	44.9%
Expected dividend yield	—%
The risk-free interest rate for SARs is based on the United States Treasury yield curve in effect at the time of remeasurement. Expected stock price volatility is based on the historical volatility of the Company's stock. As of June 30, 2026, there was $2.9 million of unrecognized stock-based compensation expense related to SARs.
Stock-based Compensation Expense
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$503	$444	$1,142	$768
Selling, general and administrative	$10,563	$4,564	$14,064	$8,683
Total stock-based compensation expense	$11,066	$5,008	$15,206	$9,451
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract. As of June 30, 2026, the Company's operating leases had a weighted-average remaining lease term of 9.2 years and a weighted-average discount rate of 11.9%.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,562	$1,523	$3,093	$3,017
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense	2026	2025	2026	2025
Operating lease expense	$1,117	$1,272	$2,488	$2,567
Variable lease expense	1,053	974	1,965	1,949
Sublease income	(272)	(291)	(538)	(584)
Total lease expense	$1,898	$1,955	$3,915	$3,932
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of June 30, 2026, maturities of lease liabilities are summarized as follows (in thousands):

2026	$3,140
2027	6,389
2028	6,549
2029	6,714
2030	6,883
Thereafter	31,844
Total lease payments	61,519
Less: Effect of discounting to net present value	(24,667)
Present value of lease liabilities	$36,852

Operating lease liabilities, current	6,310
Operating lease liabilities, non-current	30,542
Total operating lease liabilities	$36,852
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
Leases
As of June 30, 2026, the Company had unused letters of credit of $4.0 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.0 million of restricted cash, which is recorded in other assets in the consolidated balance sheets.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingencies
Legal Matters
On February 26, 2026; March 20, 2026; June 4, 2026; and July 13, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, “Torrent”) and Somerset Therapeutics, LLC (along with its affiliates, “Somerset”), (ii) Sandoz Inc. (“Sandoz”) and Zydus Lifesciences Global FZZE (along with its affiliates, “Zydus”), and (iii) Novitium Pharma, LLC (along with its affiliate, “Novitium”) in two separate actions, respectively (each, an “ANDA Filer”). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a “Notice Letter”) from each of Torrent, Somerset, Sandoz, Zydus, and Novitium regarding the filing of its respective Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use, or sell a generic version of Recorlev®. The Notice Letters stated that each ANDA Filer’s ANDAs contained Paragraph IV certifications alleging that four of the Company’s Orange Book-listed patents covering Recorlev® (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096) (collectively, the “Orange Book Patents), which are scheduled to expire in March 2040, are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use, or sale of the generic product described in its respective ANDA submission.

Collectively, the complaints allege that, by filing ANDAs for their respective generic products, each of Torrent, Somerset, Sandoz, Zydus, and Novitium has infringed the Orange Book Patents for Recorlev®. The complaints seek an order preventing the FDA from granting final approval of the respective ANDAs before the expiration of the Orange Book Patents and a permanent injunction to prevent each of the defendants from commercializing a generic version of Recorlev®, until the expiration of the Orange Book Patents, including any applicable extensions and additional periods of exclusivity. On June 8, 2026, the United States District Court for the District of New Jersey entered an order consolidating for all pretrial purposes the actions filed on February 26, 2026 against Somerset and Torrent and the action filed on March 20, 2026 against Sandoz and Zydus (“Consolidated Action”). On July 20, 2026, the United States District Court for the District of New Jersey entered an order consolidating for all pretrial purposes the actions against Novitium filed on June 4, 2026 and July 13, 2026 into the Consolidated Action. A bench trial has been tentatively scheduled for November 2028. The filing of each lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs in accordance with the Hatch-Waxman Act until up to June 30, 2029, in the absence of a decision from the court finding all asserted claims invalid or not infringed before that date.

The Company may receive additional Notice Letters in the future from ANDA filers seeking approval of a generic version of Recorlev and may file additional ANDA lawsuits in the future.

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2026, management was not aware of any existing, pending or threatened legal actions that would have a material impact on the financial position or results of operations of the Company.
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
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Shares to be issued upon conversion of Convertible Notes	10,971,895	10,971,895
Restricted stock units (RSUs)	9,405,109	14,468,303
Stock Options	7,067,252	7,077,512
Warrants	125,999	5,758,536
Total anti-dilutive securities excluded from EPS computation	27,570,255	38,276,246

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 2, 2026 with the U.S. Securities and Exchange Commission ("SEC"). In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, including potential impacts of changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown, reduced resources or shifting policy priorities and the resulting impact on regulatory feedback and timing thereof, new laws and regulations or amendment to existing laws and regulations in the U.S and foreign countries, changes in the macroeconomic conditions, such as possibility of an economic downturn, concerns regarding a potential global recession or general economic uncertainty, inflationary pressures and capital market disruptions, interest rate fluctuations, our ability to market and sell our products and product candidates if approved, increasing geopolitical tensions and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, and market volatility, including announced or implemented tariffs, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other subsequent filings with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Patent Rights
As of July 31, 2026, we owned 191 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 70 granted patents globally related to our platform technologies and nine patents granted in the United States and listed in the FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,903,940, and 12,377,096, which were granted on June 1, 2021, March 22, 2022, February 20, 2024, and August 5, 2025, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome.

Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the six months ended June 30, 2026 and June 30, 2025, we reported net losses of $28.9 million and $11.1 million, respectively. Our accumulated deficit was $700.2 million. In the near term, we may incur net losses as we, among other things:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and six months ended June 30, 2026 and 2025 as well as factors that impact those items.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue, net:
Recorlev	$56,780	$31,444	$25,336	80.6	106,548	$56,974	49,574	87.0
Gvoke	22,549	23,467	(918)	(3.9)	43,349	44,312	(963)	(2.2)
Keveyis	11,675	11,485	190	1.7	23,561	22,912	649	2.8
Other product revenue	—	1,312	(1,312)	(100.0)	—	1,312	(1,312)	(100.0)
Product revenue, net	91,004	67,708	23,296	34.4	173,458	125,510	47,948	38.2
Royalty, contract and other revenue	1,096	3,831	(2,735)	(71.4)	1,769	6,148	(4,379)	(71.2)
Total revenue	92,100	71,539	20,561	28.7	175,227	131,658	43,569	33.1

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	12,512	11,898	614	5.2	23,086	20,626	2,460	11.9
Research and development	10,669	8,055	2,614	32.5	19,452	15,808	3,644	23.1
Selling, general and administrative	61,035	44,393	16,642	37.5	114,179	88,411	25,768	29.1
Amortization of intangible assets	2,711	2,711	—	—	5,421	5,421	—	—
Total cost and expenses	86,927	67,057	19,870	29.6	162,138	130,266	31,872	24.5
Income from operations	5,173	4,482	691	15.4	13,089	1,392	11,697	840.3
Other income (expense):
Interest and other income	1,455	948	507	53.5	2,657	2,123	534	25.2
Loss on debt extinguishment	(30,782)	—	(30,782)	—	(30,782)	—	(30,782)	—
Interest expense	(6,947)	(7,358)	411	5.6	(13,831)	(14,663)	832	5.7
Total other expense	(36,274)	(6,410)	(29,864)	465.9	(41,956)	(12,540)	(29,416)	234.6
Net loss before income taxes	(31,101)	(1,928)	(29,173)	(1513.1)	(28,867)	(11,148)	(17,719)	(158.9)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(31,101)	$(1,928)	$(29,173)	(1513.1)	$(28,867)	$(11,148)	$(17,719)	(158.9)
Product revenue, net
Recorlev
Net revenue increased by $25.3 million or 80.6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to higher volume ($21.9 million or 69.6%), primarily driven by increased patient demand, and favorable net pricing ($3.4 million or 11.0%).
Net revenue increased by $49.6 million or 87.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to higher volume ($42.6 million or 74.7%), primarily driven by increased patient demand, and favorable net pricing ($7.0 million or 12.3%).
Gvoke
Net revenue decreased by $0.9 million or 3.9% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to lower volume ($1.5 million or 6.5%), partially offset by favorable net pricing ($0.6 million or 2.6%).
Net revenue decreased by $1.0 million or 2.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due to lower volume ($1.9 million or 4.3%), partially offset by favorable net pricing ($0.9 million or 2.1%).

Keveyis
Net revenue increased by $0.2 million or 1.7% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due favorable net pricing ($0.7 million or 5.8%), partially offset by lower volume ($0.5 million or 4.1%).
Net revenue increased by $0.6 million or 2.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to favorable net pricing ($1.3 million or 5.7%), partially offset by lower volume ($0.7 million or 2.9%).
Royalty, contract and other revenue
Royalty, contract and other revenue decreased $2.7 million or 71.4% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease primarily reflects the recognition of a milestone from a partnership agreement in 2025.
Royalty, contract and other revenue decreased $4.4 million or 71.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease primarily reflects the recognition of a milestone from a partnership agreement in 2025.
Cost of goods sold
Cost of goods sold increased by $0.6 million or 5.2% for the three months ended June 30, 2026 compared to the same period ended June 30, 2025. Cost of goods sold increased by $2.5 million or 11.9% for the six months ended June 30, 2026 compared to the same period ended June 30, 2025.
Cost of goods sold as a percent of total product revenue improved by 3.9%, to 13.7% for the three months ended June 30, 2026 compared to 17.6% for the same period ended June 30, 2025, primarily due to favorable product mix dynamics ($4.5 million or 6.8%), partially offset by higher write-downs of expired and excess inventory ($1.9 million or 2.9%).
Cost of goods sold as a percent of total product revenue improved by 3.1%, to 13.3% for the six months ended June 30, 2026 compared to 16.4% for the same period ended June 30, 2025, primarily due to favorable product mix dynamics ($7.3 million or 5.8%), partially offset by higher write-downs of expired and excess inventory ($3.4 million or 2.7%).
Research and development expenses
Research and development expenses increased by $2.6 million or 32.5% for the three months ended June 30, 2026 compared to the same period ended June 30, 2025.
Research and development expenses increased by $3.6 million or 23.1% for the six months ended June 30, 2026 compared to the same period ended June 30, 2025.
The following table summarizes our research and development expenses by type for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Project specific expenses:
Pipeline	$4,438	$2,444	$1,994	81.6	$6,420	$5,030	$1,390	27.6
Technology development (1)	2	529	(527)	(99.6)	188	815	(627)	(76.9)
Personnel related expenses	5,403	4,325	1,078	24.9	11,196	8,552	2,644	30.9
Lab supplies and equipment depreciation	505	434	71	16.4	963	776	187	24.1
Other	321	323	(2)	(0.6)	685	635	50	7.9
Total	$10,669	$8,055	$2,614	32.5	$19,452	$15,808	$3,644	23.1
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $16.6 million or 37.5% for the three months ended June 30, 2026 compared to the same period ended June 30, 2025. This increase was primarily due to higher personnel related expense ($14.7 million) to support the commercial enterprise, including the Recorlev expansion.
Selling, general and administrative expenses increased $25.8 million or 29.1% for the six months ended June 30, 2026 compared to the same period ended June 30, 2025. This increase was primarily due to higher personnel related expense ($22.7 million) to support the commercial enterprise, including the Recorlev expansion.
Amortization of intangible assets
For the three and six months ended June 30, 2026 and June 30, 2025, amortization of intangible assets were both $2.7 million and $5.4 million, respectively.
Other income (expense)

For the three months ended June 30, 2026, interest expense decreased $0.4 million or 5.6% compared to the same period ended June 30, 2025. This decrease was primarily due to a reduction in the interest rate.
For the six months ended June 30, 2026, interest expense decreased $0.8 million or 5.7% compared to the same period ended June 30, 2025. This decrease was primarily due to a reduction in the interest rate.

During the three months ended June 30, 2026, the Company executed an exchange agreement with certain holders of the 2028 Convertible Notes to enable settlement of the outstanding principle amount in cash. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million.
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
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,152 shares of the Company's common stock. As of June 30, 2026, the outstanding balance of the 2028 Convertible Notes was $33.6 million.
In June 2026, we executed an exchange agreement with certain holders of the 2028 Convertible Notes to enable settlement of the outstanding principal amount in cash. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million, which represents the difference between the amortized cost of the 2028 Convertible Notes immediately prior to the exchange and their fair value of $53.7 million, which has been presented on the Condensed Consolidated Balance Sheet as a component of the current portion of long-term debt. This exchange resulted in a loss on extinguishment of debt of $30.8 million, recognized in other income (expense) on the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026, the outstanding aggregate principal amount of the 2028 Convertible Notes was $33.6 million. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance.
In July 2026, we completed the privately negotiated exchange transactions with certain holders of our 2028 Convertible Notes ("collectively, the "Exchanging Noteholders"), pursuant to which the Exchanging Noteholders exchanged approximately $23.0 million in aggregate principal amount of their 2028 Convertible Notes for an aggregate of approximately 5.0 million shares of our common stock and approximately $23.0 million in cash and, separately, a holder of approximately $10.5 million in principal amount of the 2028 Convertible Notes elected to convert its 2028 Convertible Notes into approximately 3.6 million shares of our common stock. Following the completion of the exchange transactions and the conversion, no 2028 Convertible Notes remain outstanding.
Capital Resources and Funding Requirements
We have an accumulated deficit of $700.2 million at June 30, 2026. Based on our current operating plans and existing working capital at June 30, 2026, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We may incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our ongoing research and development activities. We may incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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

Cash Flows	Six Months Ended June 30,
(in thousands)	2026	2025

Net cash provided by (used in) operating activities	$18,133	$(9,849)
Net cash used in investing activities	$(534)	$(292)
Net cash used in financing activities	$(6,894)	$(2,195)
Operating Activities
Net cash provided by operating activities was $18.1 million for the six months ended June 30, 2026, compared to $9.8 million used in operating activities for the six months ended June 30, 2025. The increase in net cash provided by operating activities was primarily driven by higher product sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $534 thousand for the six months ended June 30, 2026, compared to $292 thousand used in investing activities for the six months ended June 30, 2025. The increase in cash used by investing activities for the six months ended June 30, 2026 was due to higher capital expenditures.
Financing Activities
Net cash used in financing activities was $6.9 million for the six months ended June 30, 2026, compared to $2.2 million used in financing activities for the six months ended June 30, 2025. The net cash used in financing activities for the six months ended June 30, 2026 was primarily driven by repurchases of common stock withheld for taxes of $17.2 million, offset by proceeds from the exercise of stock awards, proceeds from issuance of shares under the employee stock purchase plan and proceeds from the issuance of shares of common stock upon settlement of warrants of $10.3 million. The net cash used in financing activities for the six months ended June 30, 2025 was driven by repurchases of common stock withheld for taxes of $8.9 million, offset by proceeds from the exercise of stock awards and proceeds from the issuance of shares of common stock under the employee stock purchase plan of $6.7 million.
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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at June 30, 2026 would increase or decrease interest income by approximately $1.3 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the six months ended June 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 26, 2026, March 20, 2026, June 4, 2026, and July 13, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, “Torrent”) and Somerset Therapeutics, LLC (along with its affiliates, “Somerset”), (ii) Sandoz Inc. (“Sandoz”) and Zydus Lifesciences Global FZZE (along with its affiliates, “Zydus”), and (iii) Novitium Pharma, LLC (along with its affiliate, “Novitium”) in two separate actions, respectively (each, an “ANDA Filer”). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a “Notice Letter”) from each of Torrent, Somerset, Sandoz, Zydus, and Novitium regarding the filing of its respective Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use, or sell a generic version of Recorlev®. The Notice Letters stated that each ANDA Filer’s ANDAs contained Paragraph IV certifications alleging that four of the Company’s Orange Book-listed patents covering Recorlev® (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096) (collectively, the “Orange Book Patents), which are scheduled to expire in March 2040, are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use, or sale of the generic product described in its respective ANDA submission.

Collectively, the complaints allege that, by filing ANDAs for their respective generic products, each of Torrent, Somerset, Sandoz, Zydus, and Novitium has infringed the Orange Book Patents for Recorlev®. The complaints seek an order preventing the FDA from granting final approval of the respective ANDAs before the expiration of the Orange Book Patents and a permanent injunction to prevent each of the defendants from commercializing a generic version of Recorlev®, until the expiration of the Orange Book Patents, including any applicable extensions and additional periods of exclusivity. On June 8, 2026, the United States District Court for the District of New Jersey entered an order consolidating for all pretrial purposes the actions filed on February 26, 2026 against Somerset and Torrent and the action filed on March 20, 2026 against Sandoz and Zydus (“Consolidated Action”). On July 20, 2026, the United States District Court for the District of New Jersey entered an order consolidating for all pretrial purposes the actions against Novitium filed on June 4, 2026 and July 13, 2026 into the Consolidated Action. A bench trial has been tentatively scheduled for November 2028. The filing of each lawsuit within 45 days of receipt of each of the respective Notice Letters triggered an automatic stay of the FDA’s approval of each of the respective ANDAs in accordance with the Hatch-Waxman Act until up to June 30, 2029, in the absence of a decision from the court finding all asserted claims invalid or not infringed before that date.

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
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
On May 12, 2026, Beth Hecht, Chief Legal Officer and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 300,000 shares of the Company's common stock. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until October 31, 2027, subject to the earlier termination as provided in the plan.

Except as described above, during the quarter ended June 30, 2026, none of the Company's other directors or officers (as defined in Rule 16a-1(f)) adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

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

10.1*#	Xeris Biopharma Holdings, Inc. Non-Employee Director Compensation Policy, (amended effective as of July 1, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certifications of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith. All other exhibits listed have previously been filed with the SEC and are incorporated herein by reference.
+ The certification furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	August 6, 2026	By	/s/ John Shannon
John Shannon
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 6, 2026	By	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)