Form 10-Q
period 2026-09-30
Xeris Biopharma Holdings, Inc.
filed 2026-11-05
CIK 1867096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-40880
XERIS BIOPHARMA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒
As of October 30, 2026, 182,700,038 shares, par value $0.0001 per share, of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$131,082	$111,042
Trade accounts receivable, net	68,596	51,050
Inventory, net	76,925	68,673
Prepaid expenses and other current assets	12,662	9,548
Total current assets	289,265	240,313
Property and equipment, net	4,638	4,945
Operating lease right-of-use assets	21,584	22,112
Goodwill	22,859	22,859
Intangible assets, net	79,946	88,078
Other assets	4,927	5,220
Total assets	$423,219	$383,527
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,040	$3,076
Current operating lease liabilities	6,349	6,232
Other accrued liabilities	47,366	33,155
Accrued trade discounts and rebates	51,028	43,253
Accrued returns reserve	17,674	18,969
Other current liabilities	4,022	4,889
Total current liabilities	134,479	109,574
Long-term debt, net of unamortized debt issuance costs	189,713	220,335
Non-current operating lease liabilities	30,004	31,531
Other liabilities	20,239	8,398
Total liabilities	374,435	369,838
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock—par value $0.0001, 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock—par value $0.0001, 350,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 182,567,511 and 166,215,410 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	17
Additional paid in capital	737,660	685,004
Accumulated deficit	(688,884)	(671,307)
Accumulated other comprehensive loss	(11)	(25)
Total stockholders' equity	48,784	13,689
Total liabilities and stockholders' equity	$423,219	$383,527
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$106,267	$74,063	$279,725	$199,573
Royalty, contract and other revenue	958	317	2,727	6,465
Total revenue	107,225	74,380	282,452	206,038
Costs and expenses:
Cost of goods sold	12,429	10,996	35,515	31,622
Research and development	11,058	7,483	30,510	23,291
Selling, general and administrative	64,108	46,459	178,287	134,870
Amortization of intangible assets	2,711	2,711	8,132	8,132
Total costs and expenses	90,306	67,649	252,444	197,915
Income from operations	16,919	6,731	30,008	8,123
Other income (expense):
Interest and other income	827	1,158	3,484	3,281
Loss on debt extinguishment, net	—	—	(30,782)	—
Interest expense	(6,456)	(7,268)	(20,287)	(21,931)
Total other expense	(5,629)	(6,110)	(47,585)	(18,650)
Net income (loss) before income taxes	11,290	621	(17,577)	(10,527)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$11,290	$621	$(17,577)	$(10,527)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(1)	14	—
Comprehensive income (loss)	$11,289	$620	$(17,563)	$(10,527)

Net income (loss) per common share - basic	$0.06	$0.00	$(0.10)	$(0.07)
Net income (loss) per common share - diluted	$0.06	$0.00	$(0.10)	$(0.07)

Weighted average common shares outstanding:
Basic	180,941,748	163,649,932	174,800,967	158,559,467
Diluted	189,924,032	177,617,307	174,800,967	158,559,467
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	149,429,410	$15	$642,256	$(25)	$(671,861)	$(29,615)
Net loss	—	—	—	—	(9,220)	(9,220)
Exercise of stock options	1,366,498	—	4,960	—	—	4,960
Vesting of restricted stock units (net of 2,255,124 shares withheld for tax)	3,721,805	1	(7,999)		—	(7,998)
Issuance of common shares in partial settlement of 2025 Convertible Debt	1,045,752	—	3,188	—	—	3,188
Issuance of common shares in settlement of warrants	450,585	—	—	—	—	—
Stock-based compensation	—	—	3,557	—	—	3,557
Balance, March 31, 2025	156,014,050	$16	$645,962	$(25)	$(681,081)	$(35,128)
Net loss	—	—	—	—	(1,928)	(1,928)
Exercise of stock options	315,724	—	1,152	—	—	1,152
Vesting of restricted stock units (net of 170,442 shares withheld for tax)	680,154	—	(859)	—	—	(859)
Issuance of common shares in settlement of 2025 Convertible Debt	3,932,399	—	11,958	—	—	11,958
Issuance of common stock through employee stock purchase plan	282,435	—	830	—	—	830
Stock-based compensation	—	—	4,670	—	—	4,670
Other comprehensive income	—	—	—	1	—	1
Balance, June 30, 2025	161,224,762	$16	$663,713	$(24)	$(683,009)	$(19,304)
Net income	—	—	—	—	621	621
Exercise of stock options	1,179,760	—	5,183	—	—	5,183
Vesting of restricted stock units (net of 93,725 shares withheld for tax)	167,986	—	(478)	—	—	(478)
Issuance of common shares for warrants exercised	2,955,745	1	9,166	—	—	9,167
Stock-based compensation	—	—	3,951	—	—	3,951
Other comprehensive loss	—	—	—	(1)	—	(1)
Balance, September 30, 2025	165,528,253	$17	$681,535	$(25)	$(682,388)	$(861)

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2025	166,215,410	$17	$685,004	$(25)	$(671,307)	$13,689
Net income	—	—	—	—	2,234	2,234
Exercise of stock options	259,935	—	847	—	—	847
Vesting of restricted stock units (net of 2,314,943 shares withheld for tax)	3,808,125	1	(17,018)	—	—	(17,017)
Issuance of common shares in settlement of warrants	2,275,313	—	7,333	—	—	7,333
Stock-based compensation	—	—	5,924	—	—	5,924
Other comprehensive income	—	—	—	1	—	1
Balance, March 31, 2026	172,558,783	$18	$682,090	$(24)	$(669,073)	$13,011
Net loss	—	—	—	—	(31,101)	(31,101)
Exercise of stock options	248,124	—	580	—	—	580
Vesting of restricted stock units (net of 31,690 shares withheld for tax)	363,980	—	(191)	—	—	(191)
Issuance of common stock through employee stock purchase plan	157,592	—	985	—	—	985
Issuance of common shares in settlement of warrants	263,158	—	600	—	—	600
Stock-based compensation	—	—	6,368	—	—	6,368
Other comprehensive income	—	—	—	14	—	14
Balance, June 30, 2026	173,591,637	$18	$690,432	$(10)	$(700,174)	$(9,734)
Net loss	—	—	—	—	11,290	11,290
Exercise of stock options	231,456	—	628	—	—	628
Vesting of restricted stock units (net of 93,156 shares withheld for tax)	141,245	—	(752)	—	—	(752)
Issuance of common shares in partial settlement of 2028 Convertible Debt	8,595,609	1	40,708	—	—	40,709
Issuance of common stock through employee stock purchase plan	7,564	—	47	—	—	47
Stock-based compensation	—	—	6,597	—	—	6,597
Other comprehensive income	—	—	—	(1)	—	(1)
Balance, September 30, 2026	182,567,511	$19	$737,660	$(11)	$(688,884)	$48,784
See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,577)	$(10,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	978	978
Amortization of intangible assets	8,132	8,132
Amortization of debt discount and debt issuance costs	2,702	2,507
Amortization of operating right-of-use assets	528	386
Stock-based compensation	26,008	17,094
Loss on extinguishment of debt	30,782	—
Changes in operating assets and liabilities:
Trade accounts receivable	(17,546)	(13,336)
Prepaid expenses and other current assets	(3,015)	(3,350)
Inventory	(5,951)	(15,275)
Accounts payable	3,362	1,629
Other accrued liabilities	4,376	(398)
Accrued trade discounts and rebates	21,707	20,375
Accrued returns reserve	(1,295)	134
Operating lease liabilities	(1,410)	(1,154)
Other	1,822	1,388
Net cash provided by operating activities	53,603	8,583
Cash flows from investing activities:
Capital expenditures	(693)	(363)
Net cash used in investing activities	(693)	(363)
Cash flows from financing activities:
Repayment of debt	(23,074)	—
Payments due upon exercise of stock appreciation rights	(2,825)	—
Proceeds from issuance of employee stock purchase plan shares	1,032	830
Proceeds from exercise of stock options	2,024	10,994
Proceeds from issuance of common shares in settlement of warrants	7,933	9,167
Repurchase of common stock withheld for taxes	(17,960)	(9,336)
Net cash (used in) provided by financing activities	(32,870)	11,655
Net increase in cash, cash equivalents, and restricted cash	20,040	19,875
Cash, cash equivalents and restricted cash, beginning of year	115,063	75,744
Cash, cash equivalents and restricted cash, end of quarter	$135,103	$95,619

	2026	2025
Supplemental schedule of cash flow information(1):
Cash paid for interest	$17,505	$20,170
Supplemental schedule of non-cash activities:
Issuance of common shares in settlement of 2028 Convertible Debt	$40,709	$—
Issuance of common shares in settlement of 2025 Convertible Debt	$—	$15,146
Exercise of stock options	$31	$301
(1) There were no income taxes paid or refunds for the nine months ended September 30, 2026 and 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Cash and cash equivalents	$131,082	$91,598
Restricted cash included in Other assets (1)	4,021	4,021
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$135,103	$95,619
(1) These restricted cash items are primarily security deposits in the form of letters of credit for the Company to secure certain leases.

See accompanying notes to condensed consolidated financial statements.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Business
Nature of Business
Xeris Biopharma Holdings, Inc. ("Xeris," "Xeris Biopharma" or the "Company") is a endocrine and rare disease biopharmaceutical company committed to helping people realize better lives through the development and commercialization of innovative medicines for serious diseases with significant unmet medical need. Xeris has three commercially available products: Recorlev, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in patients with Cushing’s syndrome; Gvoke, a ready-to-use liquid glucagon for the treatment of severe hypoglycemia; and Keveyis, a proven therapy for primary periodic paralysis. Xeris also has a pipeline of development programs led by XP-8121, a Phase 3-ready, once-weekly subcutaneous levothyroxine injection for the treatment of hypothyroidism, as well as multiple early-stage programs leveraging Xeris’ technology platforms, XeriSol® and XeriJect®, for Xeris and its partners.
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
Such revenue is reported as product revenue, net in the condensed consolidated statements of operations and comprehensive income (loss).
Additionally, the Company earns revenue from research collaborations for the use of Xeris' proprietary formulation technology platforms and royalties from branded products. Such revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. This revenue is reported as royalty, contract and other revenue in the condensed consolidated statements of operations and comprehensive income (loss). The aggregate amount of the transaction price allocated to research collaboration performance obligations that are unsatisfied as of the end of the reporting period is $6.2 million. Of this amount, $3.9 million is expected to be recognized within the next twelve months and is included in other current liabilities, and the remaining $2.3 million is expected to be recognized beyond twelve months and is included in other liabilities (non-current) in the condensed consolidated balance sheets.
Concentration of credit risk
For the three and nine months ended September 30, 2026, four customers accounted for 98% of the Company's gross product revenue. For the three and nine months ended September 30, 2025, four customers accounted for 97% of the Company's gross product revenue. At September 30, 2026 and December 31, 2025, the same four customers accounted for 95% and 92% of the trade accounts receivable, net, respectively.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3. Disaggregated Revenue
Disaggregated revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue:
Recorlev	$71,540	$36,975	$178,088	$93,949
Gvoke	21,706	25,151	65,055	69,463
Keveyis	13,021	11,937	36,582	34,849
Other product revenue	—	—	—	1,312
Product revenue, net	106,267	74,063	279,725	199,573
Royalty, contract and other revenue	958	317	2,727	6,465
Total revenue	$107,225	$74,380	$282,452	$206,038
Note 4. Inventory
The components of inventory consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$40,862	$38,010
Work in process	11,055	11,295
Finished goods	25,008	19,368
Inventory, net	$76,925	$68,673
Inventory reserves were $15.6 million and $7.6 million at September 30, 2026 and December 31, 2025, respectively.
Note 5. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Lab equipment	$5,178	$5,325
Furniture and fixtures	545	545
Computer equipment	1,218	946
Office equipment	97	97
Software	904	514
Leasehold improvements	5,695	5,695
Total property and equipment	13,637	13,122
Less: accumulated depreciation and amortization	(8,999)	(8,177)
Property and equipment, net	$4,638	$4,945
Depreciation and amortization expense relating to property and equipment was $0.3 million for each of the three months ended September 30, 2026 and 2025. Depreciation and amortization expense relating to property and equipment was $1.0 million for each of the nine months ended September 30, 2026 and 2025.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6. Intangible Assets
Identified intangible assets consist of the following (in thousands):

		September 30, 2026			December 31, 2025
	Life (Years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Definite-lived intangible asset - Keveyis	5	$11,000	$(11,000)	$—	$11,000	$(9,350)	$1,650
Definite-lived intangible asset - Recorlev	14	121,000	(41,054)	79,946	121,000	(34,572)	86,428
Total intangible assets		$132,000	$(52,054)	$79,946	$132,000	$(43,922)	$88,078
As of September 30, 2026, expected amortization expense for intangible assets subject to amortization for the next five years and thereafter is as follows (in thousands):

2026	$2,161
2027	8,643
2028	8,643
2029	8,643
2030	8,643
Thereafter	43,213
Total	$79,946
Note 7. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee costs	$33,496	$24,061
Accrued interest expense	481	505
Accrued supply chain costs	769	370
Accrued marketing costs	2,102	1,402
Accrued research and development costs	5,559	3,467
Accrued other costs	4,959	3,350
Other accrued liabilities	$47,366	$33,155
Note 8. Debt
The components of debt are as follows (in thousands):

	September 30, 2026	December 31, 2025

Convertible senior notes	$—	$33,894
Less: unamortized debt issuance costs	—	(628)
Loan agreement	191,064	188,768
Less: unamortized debt issuance costs	(1,351)	(1,699)
Debt, net of unamortized debt issuance costs, non-current	$189,713	$220,335

Convertible Senior Notes
In September 2023, the Company completed the exchange of $32.0 million in aggregate principal amount of its then outstanding Convertible Notes due 2025 ("2025 Convertible Notes") for $33.6 million in aggregate principal amount of new 8.00% Convertible Notes due 2028 (the "2028 Convertible Notes").

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
In June 2026, the Company executed an exchange agreement to enable settlement in cash of $23.1 million in aggregate principal outstanding with certain holders of their 2028 Convertible Notes. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million, which represents the difference between the amortized cost of this component of the 2028 Convertible Notes immediately prior to the exchange and their fair value of $53.7 million.
In July 2026, the Company settled its obligations with the noteholders of the 2028 Convertible Notes, after which no notes remain outstanding. The settlement was completed by issuing 8.6 million shares of the Company's common stock and $23.1 million of cash.
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
The 2029 Loans incur interest at a floating per annum rate in an amount equal to the sum of (i) 6.95% (or 5.95% if the replacement rate is in effect) plus (ii) the greater of (x) the forward-looking term rate based on SOFR for a three month tenor (or the replacement rate, if applicable), and (y) 2.00% per annum. The remaining balance of unamortized debt issuance costs have been reflected as a direct reduction to the loan balance. The effective interest rate of the 2029 Loans, including the amortization of debt discount and debt issuance costs, amounts to approximately 11.4%. As of September 30, 2026, the fair value of the loan approximates its book value.
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
The following table sets forth the Company's future minimum principal payments on the 2029 Loans (in thousands):

2026	$—
2027	—
2028	—
2029	200,000
2030	—
Thereafter	—
$200,000
For the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $6.5 million and $7.3 million, respectively, of which $0.9 million and $0.8 million, respectively, related to the amortization of debt discount and issuance costs, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $20.3 million and $21.9 million, respectively, of which $2.7 million and $2.5 million, respectively, related to the amortization of debt discount and issuance costs, respectively.
Note 9. Warrants
As of September 30, 2026, the following equity classified warrants were outstanding:

Warrants classified as equities:	Outstanding Warrants	Exercise Price per Warrant	Expiration Date
Warrants in connection with Horizon and Oxford loan agreement	125,999	$3.130	December 2026
In January 2026, the Company issued an aggregate of 2,275,313 shares of its common stock pursuant to a notice of cash exercise of all warrants previously held by Armistice Capital for an aggregate purchase price of $7.3 million.
In June 2026, the Company issued an aggregate of 263,158 shares of its common stock pursuant to a notice of cash exercise of all warrants previously held by Hayfin for an aggregate purchase price of $0.6 million.
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

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

	Total as of September 30, 2026	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents:
Cash and money market funds	$131,082	$131,082	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—

	Total as of December 31, 2025	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and money market funds	$111,042	$111,042	$—	$—
Other assets:
Restricted cash	$4,021	$4,021	$—	$—
Note 11. Stock Compensation Plans
The 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the Board of Directors in April 2018 and approved by the Company's stockholders in June 2018. The 2018 Plan replaced the 2011 Plan as the Board of Directors decided not to make additional awards under the 2011 Stock Option Issuance Plan (the "2011 Plan"). Under the 2018 Plan, equity awards may be granted to the Company's officers, employees, directors, consultants and advisors. As of September 30, 2026, there were 10.8 million shares of common stock available for future issuance under the 2018 Plan.
The 2018 Employee Stock Purchase Plan (as amended, the "ESPP") was adopted by the Board of Directors in April 2018, approved by the Company's stockholders in June 2018, and subsequently amended by the Company's stockholders in June 2024. The ESPP permits eligible employees to authorize payroll deductions of up to 15% of their compensation to purchase up to the number of shares of common stock determined by dividing $25,000 by the closing market price of Xeris common stock on the offering date. The purchase price per share at each purchase date is equal to 85% of the lower of (i) the closing market price per share of Xeris common stock on the employee's offering date or (ii) the closing market price per share of Xeris common stock on the purchase date. Each offering period has a six-month duration and purchase interval. As of September 30, 2026, there were 5.7 million shares available for issuance under the ESPP.
The Equity Inducement Plan (the "Inducement Plan") was adopted by the Board of Directors in February 2019. Under the Inducement Plan, the Company may grant share-based awards to individuals who were not previously employees, or following a bona fide period of nonemployment, as an inducement to such individuals entering into employment with the Company. As of September 30, 2026, there were 0.3 million shares of common stock available for future issuance under the Inducement Plan.
Assumed Plans
As of September 30, 2026, there were no shares reserved for future grants under the legacy equity incentive plans of Strongbridge, including the Strongbridge 2015 equity compensation plan and Strongbridge 2017 inducement plan (collectively, the "Assumed Plans").

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
Stock options are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. Stock option awards typically vest over three years after the grant date and expire seven to ten years from the grant date.
Stock option activity under the 2011 Plan, 2018 Plan, Inducement Plan and Assumed Plans for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	5,309,859	$5.54	2.78	$16,253
Granted	2,573,953	$7.29
Exercised	(739,515)	$2.78
Forfeited	(24,324)	$7.36
Expired	(194,680)	$7.58
Outstanding - September 30, 2026	6,925,293	$6.42	4.92	$24,078
Exercisable - September 30, 2026	4,375,664	$5.92	2.33	$18,289
Intrinsic value for stock options is defined as the difference between the current market value of the Company's common stock and the exercise price.
Stock options value assumptions:

Nine Months Ended September 30,
2026
Expected term (in years)	6.5
Risk-free interest rate	4.0%
Expected stock price volatility	81.8%
Expected dividend yield	—%
No stock options were granted during the nine months ended September 30, 2025.
As of September 30, 2026, there was $10.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

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
A summary of outstanding RSU awards and the activity for the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested balance - December 31, 2025	13,511,338	$2.93
Granted	3,577,887	$7.24
Vested	(6,753,139)	$2.49
Forfeited	(1,090,272)	$3.96
Unvested balance - September 30, 2026	9,245,814	$4.80
The total fair value of RSUs vested for the nine months ended September 30, 2026 was $49.2 million. Of the vested RSUs, 2.4 million shares were surrendered to fulfill tax withholding obligations.
As of September 30, 2026, there was $30.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years. For the nine months ended September 30, 2026 and September 30, 2025, the weighted-average grant date fair value per share of RSUs granted was $7.24 and $3.73, respectively.
Stock Appreciation Rights
Stock appreciation rights ("SARs") are granted under the 2018 Plan. SARs are granted with an exercise price equal to the market price of the Company's common stock at the date of grant. SARs allow the recipient to receive the appreciation in the fair market value of the Company's common stock between the exercise date and the date of grant. SARs are settled in cash and vest in full and automatically exercise on the second anniversary of the date of grant, subject to continued service through the vesting date. SARs are settled in cash, and accordingly are classified as liabilities in the Company's Condensed Consolidated Balance Sheets and are remeasured to fair value at the end of each reporting period using the Black-Scholes option-pricing model.

SARs activity under the 2018 Plan for the nine months ended September 30, 2026 was as follows:

	Number of SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	2,650,000	$3.36	0.98	$11,752
Granted	—	$—
Exercised	(500,000)	$2.43
Outstanding - September 30, 2026	2,150,000	$3.63	0.35	$12,718
Vested and exercisable at September 30, 2026	—	$—

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
SARs fair value for the nine months ended September 30, 2026 (in thousands):

Fair Value
Balance at December 31, 2025	$6,313
Change in fair value of SARs	7,120
Payment of SARs	(2,825)
Balance at September 30, 2026	$10,608
SARs value assumptions:

Nine Months Ended September 30,
2026
Expected term (in years)	0.35
Risk-free interest rate	4.3%
Expected stock price volatility	47.7%
Expected dividend yield	—%
The risk-free interest rate for SARs is based on the United States Treasury yield curve in effect at the time of remeasurement. Expected stock price volatility is based on the historical volatility of the Company's stock. As of September 30, 2026, there was $2.2 million of unrecognized stock-based compensation expense related to SARs.
Stock-based Compensation Expense
The following table summarizes the reporting of total stock-based compensation expense resulting from stock options, RSUs, SARs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$561	$421	$1,703	$1,189
Selling, general and administrative	$10,241	$7,222	$24,305	$15,905
Total stock-based compensation expense	$10,802	$7,643	$26,008	$17,094
Note 12. Leases
The Company has non-cancellable operating leases for office and laboratory space, which expire at various times in 2031 and 2036. The non-cancellable lease agreements provide for monthly lease payments, which increase during the term of each lease agreement.
All of the Company's leases are classified as operating leases, which are included as operating lease right-of-use assets and current and non-current operating lease liabilities in the condensed consolidated balance sheets. The Company's operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
As the interest rate implicit in the lease is not readily determinable, the Company uses the incremental borrowing rate as the discount rate. The Company considers observable inputs as of the effective date of the ASC 842 adoption including the credit rating, existing borrowings and other relevant borrowing rates, such as risk-free rates like the United States Treasury rate, and then adjusting as necessary for the appropriate lease term. The incremental borrowing rate is reassessed if there is a change to the lease term or if a

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
modification occurs and it is not accounted for as a separate contract. As of September 30, 2026, the Company's operating leases had a weighted-average remaining lease term of 9.0 years and a weighted-average discount rate of 12.0%.
Supplemental cash flow information related to the Company's operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,570	$1,531	$4,663	$4,548
The Company reports the amortization of operating lease right-of-use assets and the change in operating lease liabilities on a net basis in other in the operating activities of the accompanying consolidated statements of cash flows.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense	2026	2025	2026	2025
Operating lease expense	$1,284	$1,298	$3,770	$3,865
Variable lease expense	985	986	2,950	2,935
Sublease income	(179)	(216)	(717)	(800)
Total lease expense	$2,090	$2,068	$6,003	$6,000
The operating and variable lease expenses are reported within operating expenses while sublease income is reported in interest and other income.
As of September 30, 2026, maturities of lease liabilities are summarized as follows (in thousands):

2026	$1,570
2027	6,389
2028	6,549
2029	6,714
2030	6,883
Thereafter	31,844
Total lease payments	59,949
Less: Effect of discounting to net present value	(23,596)
Present value of lease liabilities	$36,353

Operating lease liabilities, current	6,349
Operating lease liabilities, non-current	30,004
Total operating lease liabilities	$36,353

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
Leases
As of September 30, 2026, the Company had unused letters of credit of $4.0 million, which were issued primarily to secure leases. These letters of credit are collateralized by $4.0 million of restricted cash, which is recorded in other assets in the condensed consolidated balance sheets.
Contingencies
Legal Matters
On February 26, 2026, March 20, 2026, June 4, 2026, and July 13, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, “Torrent”) and Somerset Therapeutics, LLC (along with its affiliates, “Somerset”), (ii) Sandoz Inc. (“Sandoz”) and Zydus Lifesciences Global FZE (along with its affiliates, “Zydus”), and (iii) Novitium Pharma, LLC (along with its affiliate, “Novitium”) in two separate actions, respectively (each, an “ANDA Filer”). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a “Notice Letter”) from each of Torrent, Somerset, Sandoz, Zydus, and Novitium regarding the filing of its respective Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use, or sell a generic version of Recorlev®. The Notice Letters stated that each ANDA Filer’s ANDAs contained Paragraph IV certifications alleging that four of the Company’s Orange Book-listed patents covering Recorlev® (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096) (collectively, the “Orange Book Patents”), which are scheduled to expire in March 2040, are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use, or sale of the generic product described in its respective ANDA submission.

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

On October 13, 2026, the Company, through its wholly owned subsidiary, Xeris Pharmaceuticals, Inc., filed patent infringement lawsuits in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharma Inc., Torrent Pharmaceuticals Limited, Cycle Pharmaceuticals Limited, Lemed Pharmacy III, LLC, and Lemed Specialty Pharmacy Arizona, LLC; and (ii) Rising Pharma Holdings, Inc. and Rising Pharma Specialties Pvt. Ltd. in two separate actions. These lawsuits were filed following the grant of U.S. Patent No. 12,758,502 (the “’502 patent”) related to the Company’s KEVEYIS® (dichlorphenamide) product.

The complaints allege that each of the defendants will infringe the ’502 patent by making, using, selling, offering for sale, and/or importing their generic dichlorphenamide products. The Company is seeking a judgment of infringement, injunctive relief prohibiting further infringement, monetary damages adequate to compensate for the infringement, enhanced damages where permitted by law, attorneys’ fees, costs, and such other relief as the court deems appropriate.

XERIS BIOPHARMA HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

From time to time, the Company may become involved in various other legal actions arising in the ordinary course of business. As of September 30, 2026, management was not aware of any other existing, pending or threatened legal actions that would have a material adverse impact on the financial position or results of operations of the Company.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net income (loss)	$11,290	$621	$(17,577)	$(10,527)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	180,941,748	163,649,932	174,800,967	158,559,467
Effect of dilutive securities:
RSUs	5,675,998	9,829,642	—	—
Stock Options	1,746,477	2,041,961	—	—
Warrants	79,307	2,095,772	—	—
Convertible Notes	1,480,502	—	—	—
Weighted-average shares outstanding for diluted net income (loss) per share	189,924,032	177,617,307	174,800,967	158,559,467
The following potentially dilutive securities were excluded from the computation of diluted weighted average common shares outstanding due to their anti-dilutive effect:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares to be issued upon conversion of Convertible Notes	—	10,971,895	—	10,971,895
RSUs	—	—	9,245,814	13,776,105
Stock Options	—	—	6,925,293	5,765,600
Warrants	—	—	125,999	2,664,470
Total anti-dilutive securities excluded from EPS computation	—	10,971,895	16,297,106	33,178,070

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary statements for forward-looking information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and the notes to those financial statements included in the Annual Report on Form 10-K filed on March 2, 2026 with the U.S. Securities and Exchange Commission ("SEC"). In addition to financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. All statements in this document other than statements of historical fact are, or could be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "would," "may," "should," "expects," "focus," "goal," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and terms of similar meaning are also generally intended to identify forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including without limitation, the regulatory approval of our product candidates, including potential impacts of changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown, reduced resources or shifting policy priorities and the resulting impact on regulatory feedback and timing thereof, changes in legislative, oversight and regulatory priorities following the November 2026 U.S. elections and potential public responses to the elections or their outcomes, new laws and regulations or amendment to existing laws and regulations in the U.S and foreign countries, changes in the macroeconomic conditions, such as possibility of an economic downturn, concerns regarding a potential global recession or general economic uncertainty, inflationary pressures and capital market disruptions, interest rate fluctuations, our ability to market and sell our products and product candidates if approved, increasing geopolitical tensions and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, and market volatility, including announced or implemented tariffs, and factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other subsequent filings with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statements contained herein speak only as of the date hereof, and Xeris expressly disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Xeris Biopharma Holdings, Inc. along with its subsidiaries, is referenced herein as the "Company," "Xeris," "Xeris Biopharma," "we" or "our." Throughout this document, unless otherwise noted, references to Gvoke include Gvoke PFS, Gvoke HypoPen, and Gvoke Kit.
We are an endocrine and rare disease biopharmaceutical company committed to helping people realize better lives through the development and commercialization of innovative medicines for serious diseases with significant unmet medical need. We have three commercially available products in the United States: Recorlev, a cortisol synthesis inhibitor for the treatment of endogenous hypercortisolemia in patients with Cushing's syndrome; Gvoke, a ready-to-use liquid glucagon for the treatment of severe hypoglycemia; and Keveyis, a therapy for primary periodic paralysis ("PPP"). We also have a pipeline of development programs led by XP-8121, a Phase 3-ready, once-weekly subcutaneous ("SC") levothyroxine injection for the treatment of hypothyroidism, as well as multiple early-stage programs that use our proprietary technology platforms, XeriSol and XeriJect, for ourselves and our partners.
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
Patent Rights
As of October 30, 2026, we owned 197 patents issued globally, including composition of matter patents covering our ready-to-use glucagon formulation that expire in 2036. Included in the total patents, we have 70 granted patents globally related to our platform technologies and nine patents granted in the United States and listed in the FDA Orange Book covering proprietary formulations of levoketoconazole (the active pharmaceutical ingredient in Recorlev) and the uses of such formulations in treating certain endocrine-related diseases and syndromes. The latter includes United States Patent Nos. 11,020,393, 11,278,547, 11,903,940, and 12,377,096, which were granted on June 1, 2021, March 22, 2022, February 20, 2024, and August 5, 2025, respectively, and which provide patent protection through 2040 for the use of Recorlev in the treatment of certain patients with persistent or recurrent Cushing's syndrome. In addition, in October 2026, the United States Patent and Trademark Office granted U.S. Patent No. 12,758,502, which relates to Keveyis and which we expect to provide patent protection through at least 2039.

Financing
We have funded our operations to date primarily with proceeds from the sale of our preferred and common stock and debt financing.
For the nine months ended September 30, 2026 and 2025, we reported net losses of $17.6 million and $10.5 million, respectively. Our accumulated deficit was $688.9 million. In the near term, we may incur net losses as we, among other things:

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
Components of our Results of Operations
The following discussion sets forth certain components of the statement of operations of Xeris for the three and nine months ended September 30, 2026 and 2025 as well as factors that impact those items.
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
Royalty, contract and other revenue
Royalty and contract revenue is recognized as earned in accordance with contract terms when it can be reasonably estimated and collectability is reasonably assured. Revenue generated from various collaboration and technology partnerships is included in this line item.
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

■
the cost of acquiring and manufacturing nonclinical study and clinical trial materials and manufacturing costs related to commercial production and scale-up until a product is approved and initially available for commercial sale;

■	expenses incurred under agreements with contract research organizations ("CROs") as well as investigative sites and consultants that conduct our nonclinical studies and clinical trials;
■	personnel-related expenses, which include salaries, benefits and stock-based compensation;
■	laboratory materials and supplies used to support our research activities;
■	outsourced product development services;
■	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
■	allocated expenses for facility-related costs.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue, net:
Recorlev	$71,540	$36,975	$34,565	93.5	178,088	$93,949	84,139	89.6
Gvoke	21,706	25,151	(3,445)	(13.7)	65,055	69,463	(4,408)	(6.3)
Keveyis	13,021	11,937	1,084	9.1	36,582	34,849	1,733	5.0
Other product revenue	—	—	—	—	—	1,312	(1,312)	(100.0)
Product revenue, net	106,267	74,063	32,204	43.5	279,725	199,573	80,152	40.2
Royalty, contract and other revenue	958	317	641	202.2	2,727	6,465	(3,738)	(57.8)
Total revenue	107,225	74,380	32,845	44.2	282,452	206,038	76,414	37.1

Cost and expenses:
Cost of goods sold, excluding amortization of intangible assets	12,429	10,996	1,433	13.0	35,515	31,622	3,893	12.3
Research and development	11,058	7,483	3,575	47.8	30,510	23,291	7,219	31.0
Selling, general and administrative	64,108	46,459	17,649	38.0	178,287	134,870	43,417	32.2
Amortization of intangible assets	2,711	2,711	—	—	8,132	8,132	—	—
Total cost and expenses	90,306	67,649	22,657	33.5	252,444	197,915	54,529	27.6
Income from operations	16,919	6,731	10,188	151.4	30,008	8,123	21,885	269.4
Other income (expense):
Interest and other income	827	1,158	(331)	(28.6)	3,484	3,281	203	6.2
Loss on debt extinguishment	—	—	—	—	(30,782)	—	(30,782)	—
Interest expense	(6,456)	(7,268)	812	11.2	(20,287)	(21,931)	1,644	7.5
Total other expense	(5,629)	(6,110)	481	(7.9)	(47,585)	(18,650)	(28,935)	155.1
Net income (loss) before income taxes	11,290	621	10,669	1,718.0	(17,577)	(10,527)	(7,050)	(67.0)
Income tax benefit (expense)	—	—	—	—	—	—	—	—
Net income (loss)	$11,290	$621	$10,669	1718.0	$(17,577)	$(10,527)	$(7,050)	(67.0)
Product revenue, net
Recorlev
Net revenue increased by $34.6 million or 93.5% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to higher volume ($27.5 million or 74.2%), primarily driven by increased patient demand, and favorable net pricing ($7.1 million or 19.3%).
Net revenue increased by $84.1 million or 89.6% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to higher volume ($70.0 million or 74.5%), primarily driven by increased patient demand, and favorable net pricing ($14.1 million or 15.1%).
Gvoke
Net revenue decreased by $3.4 million or 13.7% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was due to unfavorable net pricing ($4.2 million or 16.8%), partially offset by higher volume ($0.8 million or 3.1%).
Net revenue decreased by $4.4 million or 6.3% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was due to unfavorable net pricing ($3.3 million or 4.7%) and lower volume ($1.1 million or 1.6%).

Keveyis
Net revenue increased by $1.1 million or 9.1% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to favorable net pricing ($1.2 million or 9.6%), partially offset by lower volume ($0.1 million or 0.5%).
Net revenue increased by $1.7 million or 5.0% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to favorable net pricing ($2.4 million or 7.1%), partially offset by lower volume ($0.7 million or 2.1%).
Royalty, contract and other revenue
Royalty, contract and other revenue increased $0.6 million or 202.2% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase primarily reflects revenue from partnership agreements in 2026.
Royalty, contract and other revenue decreased $3.7 million or 57.8% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease primarily reflects the recognition of a milestone from a partnership agreement in 2025.
Cost of goods sold
Cost of goods sold increased by $1.4 million or 13.0% for the three months ended September 30, 2026 compared to the same period ended September 30, 2025. Cost of goods sold increased by $3.9 million or 12.3% for the nine months ended September 30, 2026 compared to the same period ended September 30, 2025.
Cost of goods sold as a percent of total product revenue improved by 3.1%, to 11.7% for the three months ended September 30, 2026 compared to 14.8% for the same period ended September 30, 2025, primarily due to favorable product mix dynamics ($1.8 million or 2.5%) and lower write-downs of expired and excess inventory ($0.6 million or 0.6%).
Cost of goods sold as a percent of total product revenue improved by 3.1%, to 12.7% for the nine months ended September 30, 2026 compared to 15.8% for the same period ended September 30, 2025, primarily due to favorable product mix dynamics ($8.3 million or 4.1%), offset by higher write-downs of expired and excess inventory ($2.8 million or 1.0%).
Research and development expenses
Research and development expenses increased by $3.6 million or 47.8% for the three months ended September 30, 2026 compared to the same period ended September 30, 2025. This increase was primarily due to higher pipeline expense ($2.4 million) and higher personnel related expense ($1.1 million) to support XP-8121.

Research and development expenses increased by $7.2 million or 31.0% for the nine months ended September 30, 2026 compared to the same period ended September 30, 2025. This increase was primarily due to higher pipeline expense ($3.8 million) and higher personnel related expense ($3.7 million) to support XP-8121, partially offset by lower technology development expense ($0.6 million).
The following table summarizes our research and development expenses by type for the nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Project specific expenses:
Pipeline	$4,455	$2,015	$2,440	121.1	$10,849	$7,046	$3,803	54.0
Technology development (1)	16	29	(13)	(44.8)	205	844	(639)	(75.7)
Personnel related expenses	5,904	4,826	1,078	22.3	17,124	13,377	3,747	28.0
Lab supplies and equipment depreciation	459	368	91	24.7	1,422	1,144	278	24.3
Other	224	245	(21)	(8.6)	910	880	30	3.4
Total	$11,058	$7,483	$3,575	47.8	$30,510	$23,291	$7,219	31.0
(1) Technology development represents any investment in our proprietary technology platforms, XeriSol and XeriJect.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $17.6 million or 38.0% for the three months ended September 30, 2026 compared to the same period ended September 30, 2025. This increase was primarily due to higher personnel related expense ($12.0 million) to support the commercial enterprise, including the Recorlev expansion.

Selling, general and administrative expenses increased $43.4 million or 32.2% for the nine months ended September 30, 2026 compared to the same period ended September 30, 2025. This increase was primarily due to higher personnel related expense ($34.7 million) to support the commercial enterprise, including the Recorlev expansion.
Amortization of intangible assets
For the three and nine months ended September 30, 2026 and September 30, 2025, amortization of intangible assets were both $2.7 million and $8.1 million, respectively.
Other income (expense)
For the three months ended September 30, 2026, interest expense decreased $0.8 million or 11.2% compared to the same period ended September 30, 2025. This decrease was primarily due to a reduction in the interest rate and settlement of the 2028 Convertible Notes disclosed in "Note 8 - Debt."
For the nine months ended September 30, 2026, interest expense decreased $1.6 million or 7.5% compared to the same period ended September 30, 2025. This decrease was primarily due to a reduction in the interest rate and settlement of the 2028 Convertible Notes disclosed in "Note 8 - Debt."
During the nine months ended September 30, 2026, the Company executed an exchange agreement with certain holders of the 2028 Convertible Notes to enable settlement of the outstanding principal amount in cash. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million.
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
Financing Transactions
In May 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, dated May 11, 2022 ("Sales Agreement") for the offering, issuance and sale of up to a maximum aggregate offering price of $75.0 million of our common stock. The Sales Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Either party may terminate the Sales Agreement at any time upon ten days’ prior notice. To date, we have not sold any shares pursuant to the Sales Agreement.
In September 2023, we completed the exchange of $32.0 million in aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 ("2025 Convertible Notes") for $33.6 million in aggregate principal amount of our 8.00% Convertible Senior Notes due 2028 ("2028 Convertible Notes").
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
In March and April of 2025, holders of the 2025 Convertible Senior Notes converted the outstanding $15.2 million in aggregate principal amount of the notes into 4,978,151 shares of the Company's common stock. Following the completion of the exchange transactions and the conversion, no 2025 Convertible Notes remain outstanding.
In June 2026, we executed an exchange agreement with certain holders of the 2028 Convertible Notes to enable settlement of the outstanding principal amount in cash. Execution of this exchange agreement resulted in recognition of an extinguishment loss of $30.8 million, which represents the difference between the amortized cost of the 2028 Convertible Notes immediately prior to the exchange and their fair value of $53.7 million. This exchange resulted in a loss on extinguishment of debt of $30.8 million, recognized in other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss).
In July 2026, we completed the privately negotiated exchange transactions with certain holders of our 2028 Convertible Notes ("collectively, the "Exchanging Noteholders"), pursuant to which the Exchanging Noteholders exchanged approximately $23.1 million in aggregate principal amount of their 2028 Convertible Notes for an aggregate of approximately 5.0 million shares of our common stock and approximately $23.1 million in cash and, separately, a holder of approximately $10.5 million in principal amount of the 2028 Convertible Notes elected to convert its 2028 Convertible Notes into approximately 3.6 million shares of our common stock. Following the completion of the exchange transactions and the conversion, no 2028 Convertible Notes remain outstanding.
Capital Resources and Funding Requirements
We have an accumulated deficit of $688.9 million at September 30, 2026. Based on our current operating plans and existing working capital at September 30, 2026, we believe that our cash resources are sufficient to sustain operations and capital expenditure requirements for at least the next twelve months. We may incur substantial additional expenditures in the near term to support the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our planned research and development activities related to XP-8121. We may incur net losses for at least the next twelve months. Our ability to fund the marketing and selling of Recorlev, Gvoke and Keveyis, as well as our product development and clinical operations, including completion of future clinical trials, will depend on the amount and timing of cash received from product revenue and potential future financings. Our future capital requirements will depend on many factors, including, but not limited to:

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

Cash Flows	Nine Months Ended September 30,
(in thousands)	2026	2025

Net cash provided by operating activities	$53,603	$8,583
Net cash used in investing activities	$(693)	$(363)
Net cash (used in) provided by financing activities	$(32,870)	$11,655
Operating Activities
Net cash provided by operating activities was $53.6 million for the nine months ended September 30, 2026, compared to $8.6 million provided by operating activities for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was primarily driven by higher product sales. For a discussion regarding product revenue, net and increases in spending, refer to "Results of Operations" included in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2026, compared to $0.4 million used in investing activities for the nine months ended September 30, 2025. The increase in cash used by investing activities for the nine months ended September 30, 2026 was due to higher capital expenditures.
Financing Activities
Net cash used in financing activities was $32.9 million for the nine months ended September 30, 2026, compared to $11.7 million provided by financing activities for the nine months ended September 30, 2025. The net cash used in financing activities for the nine months ended September 30, 2026 was primarily driven by cash paid to settle the 2028 Convertible Notes of $23.1 million and repurchases of common stock withheld for taxes of $18.0 million, offset by proceeds from the exercise of stock options of $2.0 million and proceeds from the issuance of shares of common stock upon settlement of warrants of $7.9 million. The net cash provided by financing activities for the nine months ended September 30, 2025 was primarily driven by proceeds from the exercise of stock options of $11.0 million and proceeds from the issuance of shares of common stock upon settlement of warrants of $9.2 million, offset by repurchases of common stock withheld for taxes of $9.3 million.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES AND ASSUMPTIONS
Our Annual Report on Form 10-K for the year ended December 31, 2025 describes the critical accounting policies for which management uses significant judgments and estimates in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting policies since December 31, 2025.

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
Interest Rate Risk
Cash, Cash Equivalents Restricted Cash and Investments—We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash, cash equivalents, restricted cash and investments. A hypothetical one-percentage point increase or decrease in interest rates applicable to our cash, cash equivalents, restricted cash and investments outstanding at September 30, 2026 would increase or decrease interest income by approximately $1.4 million on an annual basis.
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
Foreign Currency Exchange Risk
We contract with organizations outside the United States at times. We may be subject to fluctuations in foreign currency exchange rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Net foreign currency gains and losses did not have a material effect on our results of operations for the nine months ended September 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 26, 2026, March 20, 2026, June 4, 2026, and July 13, 2026, the Company’s wholly owned subsidiaries, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited, filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharmaceuticals Limited (along with its affiliate, “Torrent”) and Somerset Therapeutics, LLC (along with its affiliates, “Somerset”), (ii) Sandoz Inc. (“Sandoz”) and Zydus Lifesciences Global FZE (along with its affiliates, “Zydus”), and (iii) Novitium Pharma, LLC (along with its affiliate, “Novitium”) in two separate actions, respectively (each, an “ANDA Filer”). These lawsuits were filed following receipt of a Paragraph IV certification notice letter (each, a “Notice Letter”) from each of Torrent, Somerset, Sandoz, Zydus, and Novitium regarding the filing of its respective Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use, or sell a generic version of Recorlev®. The Notice Letters stated that each ANDA Filer’s ANDAs contained Paragraph IV certifications alleging that four of the Company’s Orange Book-listed patents covering Recorlev® (U.S. Patent Nos. 11,020,393, 11,278,547, 11,903,940 and 12,377,096) (collectively, the “Orange Book Patents”), which are scheduled to expire in March 2040, are invalid, unenforceable and/or will not be infringed by each ANDA Filer’s manufacture, use, or sale of the generic product described in its respective ANDA submission.

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

On October 13, 2026, the Company, through its wholly owned subsidiary, Xeris Pharmaceuticals, Inc., filed patent infringement lawsuits in the United States District Court for the District of New Jersey against defendants (i) Torrent Pharma Inc., Torrent Pharmaceuticals Limited, Cycle Pharmaceuticals Limited, Lemed Pharmacy III, LLC, and Lemed Specialty Pharmacy Arizona, LLC; and (ii) Rising Pharma Holdings, Inc. and Rising Pharma Specialties Pvt. Ltd. in two separate actions. These lawsuits were filed following the grant of U.S. Patent No. 12,758,502 (the “’502 patent”) related to the Company’s KEVEYIS® (dichlorphenamide) product.

The complaints allege that each of the defendants will infringe the ’502 patent by making, using, selling, offering for sale, and/or importing their generic dichlorphenamide products. The Company is seeking a judgment of infringement, injunctive relief prohibiting further infringement, monetary damages adequate to compensate for the infringement, enhanced damages where permitted by law, attorneys’ fees, costs, and such other relief as the court deems appropriate.

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
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan
On August 13, 2026, Marla Persky, the Lead Independent Director of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 7,500 shares of the Company's common stock. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, subject to the earlier termination as provided in the plan.

Except as described above, during the quarter ended September 30, 2026, none of the Company's other directors or officers (as defined in Rule 16a-1(f)) adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities under a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

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
+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xeris Biopharma Holdings, Inc.
Date:	November 5, 2026	By:	/s/ John Shannon
John Shannon
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Steven M. Pieper
Steven M. Pieper
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)